Form 10QSB
period 2005-02-28
TORTUGA MEXICAN IMPORTS INC
filed 2005-04-13
CIK 1213106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-102945

TORTUGA MEXICAN IMPORTS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0379431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite #219 10654 - 82 Avenue, Edmonton, Alberta T6E 2A7
(Address of principal executive offices)

780.710.9840
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,100,000 common shares issued and outstanding as of April 12, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TORTUGA MEXICAN IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Unaudited)

February 28, 2005
ASSETS

Current assets
Cash	$2,327
Total assets	$2,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$6,282
Advances – shareholders	14,500
Total current liabilities	20,782

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized, 2,100,000 shares issued and outstanding	2,100
Deficit accumulated during the development stage	(20,555)
Total Stockholders’ Deficit	(18,455)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,327

The accompanying notes are an integral part of these financial statements.

TORTUGA MEXICAN IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Six Months Ended February 29, 2005 and February 28, 2004

Period from April 1, 2002 (Inception) through February 28, 2005

(Unaudited)

	Three months ended		Six months ended		Inception through February 28, 2005
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Revenue	$538	$ -	$1,201	$-	$3,748

Cost of goods sold	-	-	-	-	1,000

Gross profit/ (loss)	538	-	1,201	-	2,748

General and Administrative	(1,236)	(18)	(5,694)	(1,813)	(23,303)

Net profit/(loss)	$(698)	$(18)	$(4,493)	$(1,813)	$(20,555)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,100,000	2,100,000	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

TORTUGA MEXICAN IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Six Months Ended February 29, 2005 and February 28, 2004

Period from April 1, 2002 (Inception) through February 28, 2005

(Unaudited)

	February 28, 2005	February 29, 2004	Inception through February 28, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,493)	$(1,813)	$(20,555)
Adjustments to reconcile net deficit to cash used by operating activities:
Common stock issued for services	—	—	100
Change in current assets and liabilities:
Inventory	—	600	—
Accounts payable and accrued expenses	5,615	3,100	6,282
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,122	1,887	(14,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	—	2,000
Advances by shareholders	—	—	16,500
Payments to shareholders	—	(2,000)	(2,000)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(2,000)	16,500

NET INCREASE DECREASE IN CASH	1,122	(113)	2,327
Cash, beginning of period	1,205	211	—
Cash, end of period	$2,327	$98	$2,327

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

TORTUGA MEXICAN IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form SB-2, have been omitted.

NOTE 2 – ADVANCES SHAREHOLDERS

During the nine months ending May 31, 2004 a shareholder of the company advanced the company $10,000 and was paid back $2,000. As of February 28, 2005 that shareholder was owed $14,500.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Tortuga” mean Tortuga Mexican Imports Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We were incorporated on April 17, 2002 and are in the process of commencing operations, but have not generated any significant revenue and are still a development stage corporation. We plan to engage in the selling of Mexican furniture and other quality Mexican handcrafted products through mail order catalogues and on the Internet. Our mailing address is Suite #219 10654 - 82 Avenue, Edmonton, Alberta, T6E 2A7. The telephone number of our principal executive office is (780) 710-9840.

Plan of Operations

Our plan of operations is to sell Mexican-made furniture, jewelry and crafts through catalogues and on the Internet. In management’s opinion, Mexican furniture and crafts from retail outlets are too expensive for the average consumer, because retailers are limited in their selection of and access to quality unique Mexican furniture and crafts. We will seek to establish an aggressive marketing plan both on the Internet and conventionally.

We presently have minimal cash with which to satisfy any future cash requirements. We will need a minimum of $20,000 to satisfy our cash requirements for the next 12 months. In order to raise this minimum amount of capital, we will depend on the success of our current offering, pursuant to an SB2 registration statement declared effective on February 22, 2005, in selling at least 30% of the 750,000 shares being offered. If we are not successful in raising in selling at least 30% of the shares in our current offering, we will have to seek a private placement of our stock or borrow from our principals. If we are unable to sell stock in a subsequent private placement or we are unable to borrow sufficient funds from one of our principals, we may have to abandon our business plan.

One of our directors, Vanessa Avila, has expressed a willingness to loan us funds should the need arise, however, no formal contract or guarantee has been provided to us. We have not engaged in any private placements of our common stock to date.

If we are unable to continue operations due to lack of adequate funds we will cease operations and terminate our reporting obligations with the United Sates Securities Commission. We have no current plans or intentions to merge or be acquired by another company.

Our minimum operating expenses are relatively low, and management expects that the majority of proceeds from these subsequent offerings can be invested in further development, promotion and advertising of the catalogues and the website. We do not expect the purchase or sale of plant or any significant equipment, and we do not anticipate any change in the number of our employees, with the exception of the fact that we intend to hire additional clerical employees and purchasers in Mexico. We have no current material commitments. We have generated $2,000 of revenue since our inception.

One of our directors, Ms. Avila is very familiar with various producers of furniture, jewelry and crafts in Mexico. We intend to purchase from these sources, however, we currently do not have any formal contracts with these suppliers.

We have just recently commenced operations. We have obtained a domain name for our website, and are in the process of developing and launching an e-commerce site, www.tortuga-imports.com. An introduction page with limited information on our business is currently available at this domain, however, the website has not yet been completed. The website will be developed by Christopher Fagan, one of our directors and a website developer in exchange for 100,000 common shares of our stock. Over the next twelve months, we plan to establish ourselves on various Internet search engines and Internet links. Since we have not yet completed our site to allow online transactions and have not yet done any advertising or promotion, we have not made any Mexican furniture, and only a limited amount of jewelry and crafts, sales to date, and still must be considered to be a developmental stage company with limited operations and minimal revenue.

In addition, we plan to design and arrange the printing of approximately 2,500 glossy, detailed catalogues showcasing the wide array of quality Mexican furniture and crafts available for import to Alberta, Canada. The catalogues will be distributed to interior designers, decorators, retailers, wholesalers and select individuals who may be interested in our products.

TORTUGA

Catalogues

We intend to provide detailed catalogues offering fine Mexican furniture, jewelry and crafts to interior decorators, retailers and individuals in Alberta, Canada.

Internet

In addition, we intend to become an online source for fine Mexican furniture and crafts. We anticipate that our website, which we anticipate will be fully launched in March 2005, will offer consumers a selection of Mexican furniture, kitchenware, jewelry and crafts. Our strategy is to become a leading online source for Mexican furniture and crafts by positioning ourselves on Internet links and search engines, and by conventional direct mail advertising for our catalogues. We plan on selling products without entering into formal supply contracts. Our website and catalogues will contain clearly stated disclaimers that some products ordered might not be available. If a product is not available the customer will be offered a credit for another piece of merchandise or a refund.

Advertising

All conventional advertising and marketing will be done internally. We do not intend to hire an outside advertising agency. Our website developer will, in return for payment in common stock or cash, establish a regular submission schedule to all major search engines and links to sites of similar interests to establish traffic to our website, and will, along with management, analyze weekly traffic and source reports from reporting software which monitors our web sites.

Our e-commerce website will be located at www.tortuga-imports.com. Information on the status of our business is currently available on this site.

BUSINESS STRATEGY

History

From 1995 to 1997, Ms. Avila, one of our directors, traveled extensively throughout the country of Mexico. During this time, Ms. Avila came in contact with various producers of fine furniture, jewelry and Mexican crafts. Ms. Avila was impressed by the opportunity she saw to obtain exceptional Mexican furniture, jewelry and crafts and effect its reliable delivery to international buyers. Initially Ms. Avila was travelling throughout Mexico in pursuit of personal purchases. However, Ms. Avila soon realized that there was an opportunity to export these fine products abroad. Ms. Avila cultivated relationships and contacts with various producers throughout Mexico.

Potential Suppliers

We intend to use several different suppliers for our products. Ms. Avila has contacted representatives from several suppliers including Fonart in Mexico City, Hermanos Vasquez in Mexico City and Muebles Contemporaneos Mexicanos in Puebla. We do not currently have any formal contracts or other arrangements with any suppliers.

Fonart or Fondo Nacional Para el Fomento des las Artesanias is a non-profit Mexican government institution that supports arts and crafts producers in Mexico. Fonart supplies a wide variety of crafts, silverware and some furniture. Ms. Avila has had informal discussions with representatives of Fonart discussing the logistics of purchasing products from Fonart on a regular basis. To date, no formal agreement has been reached with Fonart. We do not intend to ever establish a formal supply agreement with Fonart, or any other supplier. We have no reason to believe, however, that Fonart will not be an adequate supplier of certain products.

Hermanos Vasquez is a large furniture retailer based out of Mexico City. Ms. Avila has had informal discussions with representatives of Hermanos Vasquez discussing the logistics of obtaining furniture from their stores, in particular with reference to the possibility of shipping directly to customers. To date, we have no formal agreement with Hermanos Vasquez.

Muebles Contemporaneos Mexicanos is retail provider of Mexican rustic furniture located in Puebla. Ms. Avila has had informal discussions with representatives of this store, including discussions of volume discounts. To date, we have no formal agreement with Muebles Contemporaneos Mexicanos, however, we anticipate they will be able to provide us with furniture on an as needed basis.

In January 2004, all of the suppliers mentioned above were contacted by Ms. Avila in person to confirm their ability to supply unique products to us as needed.

Ms. Avila has also had discussions with small family operations in San Miguel de Allende, Puebla, Mexico City and Taxco. All family and small operations that Ms. Avila talked to were eager to provide us with their unique products. However, to date, we have no formal relationships with any such manufacturers.

In August 2003, Ms. Avila traveled to Taxco, Mexico and purchased silver jewelry from various suppliers. Ms. Avila purchased the jewelry on behalf of the Company. The purchase shall be treated as a shareholder advance of approximately $800 of inventory. In addition to purchasing jewelry, Ms. Avila had discussions with the operators of each source of silverware and discussed the possibility of future purchases. However, no formal relationships or contracts were established. The suppliers where Ms. Avila purchased silverware were as follows (all suppliers in Taxco): D’Angelica Disenos, Delia Gonzalez, Adictos a la Piedra and Exportaciones Candy .925.

The Company anticipates relying on approximately three family owned suppliers of silverware. In January 2004, Ms. Avila met with the above mentioned suppliers and discussed price reductions based on volume purchasing. Ms. Avila was able to foster a more close relationship with the suppliers, which is the customary means of doing business in this industry. Ms. Avila had informal discussions with the following suppliers: Estrada, Exportaciones Candy .925 and D’Angelica Disenos. Formal contracts are not common with cottage industry suppliers of the products we intend to offer The Company does not have any formal contracts to secure products or prices and there is no guarantee that the particular suppliers we have been dealing with will be able to provide product in the future. We are of the view however that given the abundance of Mexican suppliers of the products we intend to offer we will be able to secure an adequate supply if our particular suppliers are unable to do so or go out of business.

In September and October 2003 Ms. Avila sold silverware to various individuals in Edmonton, Alberta for total revenue of $2,000. The supplier of the silverware was Estrada, a retail and wholesale supplier located in Taxco Mexico. The silverware was sold to individual friends and family members. Ms. Avila contacted each purchaser and offered to show them a sample of our products. The cost of the goods sold was $600. The Company reimbursed Ms. Avila $2,000 thereby reducing the amount of the shareholder advance payable to Ms. Avila from $4,500 to $2,500.

Ms. Avila has traveled extensively in Mexico and met a wide variety of individuals and companies that are offering products we intend to sell through our catalogues and on the Internet. While we do not anticipate problems securing our products from these producers, we have no formal contracts to date.

We also intend to buy directly from the families and small manufacturers who produce furniture and crafts thereby ensuring reasonable costs. In addition, the majority of these products are hand-made and therefore each item is unique. Each item is unique in that every particular piece of a certain item will have subtle differences in grain, texture or finish given that they are handcrafted not mass produced. As such, each piece ordered will not be exactly as shown in the catalogue. We will not be updating the catalogue with every sale as the items sold are all unique versions of the particular item pictured. While each product will have unique variances, the items are fungible.

Shipping

The products sold through the catalogue will be purchased directly from suppliers and resold to customers. The products will be shipped to Edmonton and subsequently be delivered to, or picked up by customers. For some online purchaser, we anticipate shipping some of the products directly from the source in Mexico to the customer. For such transactions, we will receive payment in advance for the product, including a premium for our services and send the payment to the supplier with delivery instructions for the customer. We do not anticipate the customers paying the suppliers directly.

We have confirmed in our discussions with potential suppliers that they will be able to fulfill both large and small orders. For orders to be sent directly to a customer, we will provide the supplier with the exact shipping details along with instructions on which freight provider to use. Larger orders will be transacted through larger more established suppliers who will likely have greater capacity to provide a larger number of a particular item. Unique items produced by small family suppliers may not be conducive to large orders and as such we may not be able to provide large quantities of certain items. We do not anticipate this as a problem.

The Mexican Furniture Industry

The Mexican furniture industry has recently experienced significant growth. From 2000 to 2002 furniture production increased by 19.3% and furniture exports grew by 22%.

The Mexican furniture industry was for a long time protected from international competition but has undergone a profound restructuring in the 1980s. There are more than 19,000 furniture manufacturers in Mexico, employing a total of 175,000 workers. Upholstered furniture accounts for 16% of Mexican furniture production, followed by office furniture and kitchen furniture. The largest share is represented by the residual category of other furniture including bedroom, dining-room and living-room furniture. (Source: CSIL Milano Furniture Industry Research Centre.)

The jewelry industry in Mexico is very diverse. Silver jewelry comes predominantly from the Taxco region in the State of Guerrero.

The craft industry in Mexico is also very diverse. Producers of Mexican crafts range from large companies to small family operations and includes everything from woodcarvings, papier-mache, glassware and pottery. There is an abundance of suppliers throughout Mexico offering a wide variety of crafts.

The distribution method of our products from Mexico will be primarily be ground transport via tractor-trailer. Mexico has a vast transportation network with several crossings into the United States. Smaller items may be shipped by mail and courier.

THE CATALOGS

We will prepare detailed catalogues setting out the products we have available. To date, we have not commenced the production of any catalogues. Catalogues will be distributed to retailers, interior designers, decorators, wholesalers of furniture and select individuals in Alberta, Canada. The catalogue will be characterized by color photographs set out in a visually appealing manner with a detailed description of the products.

The catalogues will focus on larger, higher priced, luxurious pieces of furniture. We anticipate the catalogue will contain approximately 20 to 25 different furniture pieces. The types of furniture pieces that will be featured in the catalogue will include the following: armoires, bedroom pieces, bookcases, dining cabinets and dining tables, chests, cocktail bars, sofas and benches.

We anticipate acquiring the furniture pieces from suppliers such as Fonart, in Mexico City and Muebles Cóntemporaneos Mexicanos in Puebla. In addition, we anticipate acquiring furniture pieces from various small family and individual suppliers of furniture. We have not yet photographed the furniture items for the catalogue. The catalogues will provide ideas about interior decorating and Mexican colonial designs and offer informative ideas for incorporating our products into a home.

In addition, the catalogues will provide a brief history of the region from which each particular piece originates along with a description of the particular family or manufacturer that has produced the item.

We anticipate completing and distributing the catalogues within 45 days from completion of the offering. We anticipate producing the catalogues with a company such as MBase, a catalogue producer in Edmonton that offers catalogues that can be published to print, CD and the Web all from a central catalogue database.

RETAIL

We will consider a limited retail role in the Edmonton area. We will consider a temporary stall in West Edmonton Mall, one of the largest shopping centers in North America. We plan on renting a small portable stand located in the thorough fares of the shopping mall. At these stands, we will offer jewelry and silverware such as rings and bracelets. We anticipate that the suppliers of our retail products will be the same suppliers that provide items to our catalogue and our website. It is our intention to sell smaller items at the stall such as jewelry and silverware that we will supply to the stall on an as needed basis. If a stall is placed in a shopping center, we will need to hire an employee to work at the stall. We anticipate hiring an employee at minimum wage on a part-time basis as we only intend to have the stall open during peak shopping hours in the mall.

The cost of renting a stall in the West Edmonton Mall is approximately $800 per month.

THE INTERNET

We believe that the Internet is uniquely qualified to become an alternative purchase route for unique Mexican furniture and crafts. Using the Internet, we will offer a highly efficient solution that allows customers to research a large selection of unique and affordable products in the convenience and privacy of their own homes so that informed purchase decisions may be made.

Our goal is to provide a comprehensive online source for products and information about Mexican furniture, jewelry and crafts. To achieve this goal, we are focusing on the following objectives:

•

Offer a unique, select line of products and provide a convenient shopping experience, together with access to product and interior decorating information, and make our products accessible to a wide range of consumers whose level of interest and knowledge ranges from casual to sophisticated.

•

Offer compelling content and information. As we enhance our website, we will provide information about Mexican furniture and crafts, and hyperlinks to credible third-party information sources about interior decorating and Mexican colonial designs by offering informative suggestions and ideas for incorporating the unique Mexican items we offer into the individual users home.

We anticipate that our website will be completed and fully functional by March 2005. The domain name is www.tortuga-imports.com. An introductory page with limited information on the status of our business is currently available on this site.

GROWTH STRATEGY

Our growth strategy will focus on maximizing the lifetime value of our customers by establishing ourselves as a “trusted provider” of Mexican furniture, jewelry and crafts and by creating long-term customer relationships. We believe that this strategy will build customer loyalty, encourage repeat purchases, increase average order size and produce recurring revenues. In order to maximize the lifetime value of our customers, we believe that we must:

o	generate high levels of interest and awareness of the our brand to encourage consumers to try online purchasing;
o	build customer trust in our brand;
o	provide helpful product information to facilitate informed purchases; and
o	reward customer loyalty.

The key elements of our growth strategy include:

Acquiring new customers. Our objective is to attract new customers through aggressive marketing initiatives and strategic relationships that generate awareness of our brand as a comprehensive online source for both products and hyperlinks to credible third-party information sources. We intend to commence this strategy within 30 days of closing the offering.

Building strategic relationships. We will attempt to build new strategic relationships to enhance our brand. We will build strategic relationships with interior designers to expand our content offerings. We will attempt to cultivate relationships with interior designers to encourage them to recommend our products, particularly furniture, in their design recommendations. Ms. Avila intends to visit interior designers in the Edmonton area and educate them on the colonial Mexican furniture themes and provide them with catalogues. We will consider offering interior designers commissions on pieces purchased by their clients on their recommendations. To date, we have no formal relationships with any interior designers. We intend to commence this strategy immediately upon completion of the offering.

Promoting Customer Retention. Our goal is to maximize customer retention and to increase order frequency and size across our customer base. Through a combination of quality unique products, price and service, coupled with the personalization capabilities of the Internet, we plan to build relationships with our customers that will meet their purchasing needs for Mexican furniture, jewelry and hand crafts. We intend to promote customer retention and growth by utilizing the following strategies immediately upon completion of the offering:

(a) Utilization customer database for target marketing. We plan to develop and target a customer database with e-mail marketing messages designed to stimulate repeat purchases and increased spending. Our database will contain a detailed customer information about the preferences and purchasing patterns of our online customers; and

(b) Enhancement of Customer Experience. To enhance the purchasing experience, we intend to make our catalogues and website visually pleasing and informative in nature. We will also use customer feedback and transaction histories to expand our product offerings and to pursue additional revenue opportunities.

Seeking Alternate Means of Financing. We will apply for financial assistance or transportation subsidies within Mexico from organizations such as the Mexican Investment Board. The Mexican Investment Board is a non-profit organization jointly sponsored by the private sector and the Government of Mexico. Its mission is to assist foreign businesses and investors to explore and pursue business opportunities in Mexico. We intend to commence this process prior to completion of the offering.

Local Assembly. We plan to assemble larger furniture items, locally in Edmonton. This will only be done for pieces deliverable in the Edmonton area. In the case of online orders shipped directly from the source to the customer the supplier would assemble the furniture before sending the product. We anticipate the assembly of large, bulky items to be delivered in Edmonton will be more cost effective than shipping such items from Mexico fully assembled.

The storage space will be an additional cost, however, we will require storage space regardless of whether local assembly is undertaken. If the assembly of larger items locally does not prove cost effective we will discontinue this practice. We also anticipate certain catalogue items (the larger items, assembled locally) to be more reasonable than the same product online shipped directly from supplier to customer. Catalogue sales will only be to residents of Alberta, primarily in the greater Edmonton area. We will require storage space to house and assemble the furniture. We anticipate we will need approximately 1,000 square feet of storage and assemblage space. We have contacted qualified local craftsmen and carpenters in the Edmonton area who will be able to piece together larger furniture items that will be shipped to Canada in pieces in order to decrease shipping costs. We have no formal arrangements with the craftsmen and carpenters. Once constructed, the furniture will be transferred by ground transportation to the customers. For online purchases, we anticipate shipping directly from the source in Mexico to the customer. We will commence this process once we have determined that larger items will comprise a significant portion of our sales.

Accelerating unique marketing initiatives. We plan to utilize a broad range of advertising and marketing programs to build awareness of us as a comprehensive online source for products and information. We will use these programs to communicate the value proposition of our website and to encourage new customers to experience online buying. Our marketing initiatives will include online and traditional media. In addition, we will incorporate some unique initiatives such as:

The Student Ambassador Program

We will provide copies of our catalogues to the many Mexican students studying English in Alberta. We will encourage the students to display our catalogue and discuss Mexican furniture and crafts with their “homestay” families. The students will be contacted by announcements posted in the English department of the University of Alberta. Students will be encouraged by a commission on any sales. The commissions will be payable in merchandise or prizes and not in cash. We anticipate the merchandise or prizes will consist of vouchers or gift certificates to the restaurants involved in the restaurant promotion.

Restaurant Promotion

\We will encourage the use of our unique furniture and crafts in Mexican restaurants by offering generous discounts on certain items or perhaps loaning certain items to the restaurants. We will send our catalogue, when completed, to various Mexican and southwestern style restaurants in the Edmonton area with information on our restaurant promotion. We do not have any formal contracts or arrangements with any restaurants as of yet.

Education

We will provide informative, detailed information on how to develop a unique, colonial Mexican style to a particular room or home. We will provide information on the compatibility and pairing together of certain of our products in order to encourage multiple purchases.

The educational component will also encourage the prospective buyer to design their own colonial style home, thereby enhancing the shopping experience.

Submission of Photographs

We will encourage the submission of photographs from prospective clients looking for design ideas for a particular room. We will forward to a prospective purchaser a list of various items that our design staff (Ms. Avila) feel are compatible with that particular room.

We will commence the aforementioned unique marketing initiatives on a trial basis immediately upon completion of the offering.

MILESTONES

First phase. It is anticipated that, if our current offering, pursuant to an SB registration statement declared effective on February 22, 2005, is successful in selling all of the 750,000 shares offered, we will have enough capital to satisfy our cash requirements for the next twelve months. With this capital, we will be able to launch our catalogue and Internet campaigns to build awareness of our brand. In addition, we will improve our website by making it easier to use, more secure with advanced encryption technology, and more informative with up to date decorating tips for the colonial style.

This is the first phase of the accomplishment of our goals. We expect to reach this goal by the end of the sixth month following the closing of this offering, and the source of funds to accomplish this goal are from this offering. We expect to generate our first revenues as a result of this phase.

Second phase. Our second phase includes the acceleration of our marketing activities by conventional direct advertising, the establishment of strategic relationships and the expansion of our supplier base in Mexico, which can only be accomplished by hiring additional clerical personnel, traveling to Mexico, and by the raising of additional capital, which we plan to accomplish by private placements of common stock, in the event the funds from our current offering are not sufficient. There are no commitments to purchase any of our common stock in a private placement, but we do have private sources to solicit for private placement capital. These private sources include friends and business associates of Ms. Avila, one of our directors. The successful private placement of our common stock will be facilitated by us establishing a quote for our stock on a national quotation service such as the pink sheets or the NASD Bulletin Board, and there can be no assurance that this can be accomplished. We will continue to rely upon Internet expertise of Christopher Fagan, one of our directors, in return for common stock for the improvement of our website and the launching of our Internet campaign to build awareness of our brand, in the event we are unable to raise sufficient capital. We will consider offering common stock to the providers of our merchandise catalogues, however, no such arrangements have been made. Such distributions would be made in lieu of cash payments and would be subject to all applicable securities laws. The cost of the second phase is estimated by us to be approximately $50,000. There can be no assurance that we will be able to raise this capital. Depending upon the ability to raise the capital necessary for this phase, we expect that it will be accomplished by the twelfth month after closing of this offering.

 ADVERTISING AND MARKETING

We intend to pursue strategic advertising and marketing campaigns. See information under the heading “Accelerate unique marketing initiatives” of this prospectus. After the receipt of the proceeds of this offering, if any, we intend to implement an aggressive online advertising and marketing campaign to increase awareness of our name and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of strategic relationships. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisition.

We intend to use traditional and non-traditional methods of marketing for our catalogues. We will rely heavily on “word of mouth” through our “Student Ambassador Program” (see “Growth Strategy”) and by placing our products in Mexican restaurants. In addition, we will distribute our catalogues to interior designers, decorators, retailers and wholesale in the province of Alberta. We will seek out strategic relationships with interior designers in hopes of finding common designing ground to incorporate our products into their client design recommendations.

We will seek to promote its website and attract visitors to it by becoming predominant on major search engines and banner advertisements. In addition, we will promote our website and our products by conventional advertising and marketing.

In order to create this market presence and increase customer awareness, we intend to promote our website on the most effective search engines, directories and promotional sites the Internet offers. However, there can be no assurance that we will implement these programs. The programs to establish visibility and increase traffic to the website include directory submissions to make sure we are listed in the top five listings on the major search engines such as Yahoo, America Online, Excite, Infoseek, HotBot, AltaVista, and Lycos, when a potential visitor types in key words related to furniture sales. The reason for this is that many new e-commerce consumers seeking vendors of merchandise will perform searches on the major search engines for information. There can be no assurance that we can obtain such a status, but we will continually update our submissions to search engines to keep them current and will update our website frequently. We will review our site data to optimize our listing. Once the site data has been perfected, our site will be submitted to the top search engines and promotional sites. While listing a website with the search engines and promotional sites is a high priority for the foundation of our Internet program, targeted links with sites of similar interest is another powerful method of obtaining visitors that are interested in our site. We will search for sites of similar interest where it is likely to find our target audience to place targeted links. These links will increase targeted traffic to our website. We intend to design a professional banner and place it with various sites and banner exchange facilities on a “reciprocal” basis, at no charge to us. We also plan to purchase online ad banners on highly trafficked web sites that appeal to our target audience. We have not yet placed banners on any sites.

COMPETITION

The Mexican furniture and crafts market is highly fragmented. In addition, the online commerce market in which we operate is new, rapidly evolving and highly competitive. We expect competition to intensify in the future because current and new competitors can launch web sites at a relatively low cost.

There are not a significant number of online providers of unique Mexican furniture, jewelry and crafts. Our principal competitor will be retail sellers of Mexican products. Our principle obstacle will be the primary method consumers purchase furniture, that is, in person where products can be touched and viewed in various lighting. We believe we can overcome this disadvantage based on: (a) our competitive pricing; and (b) the unique products we offer which are not available at retail outlets; and (c) the educational an informative shopping experience we intend to create.

The products we intend to offer are readily available in Mexico. We will allow the customer to select from a wide range of products from various regions of Mexico from their own home as opposed to traveling to Mexico. Most of the small suppliers from whom we intend to purchase are not equipped to offer products online.

THE PRODUCTS

HAMMERED COPPER, OLD RECLAIMED PINE AND FORGED IRON FURNITURE

We will offer a unique line of rustic Mexican furniture. We will offer a variety of different furniture items, including the following types of furniture:

armoires	These bedroom pieces stand approximately 6 feet tall and are constructed of solid kiln dried pine.
coffee and sofa tables	Available in various unique designs. Constructed of solid kiln dried pine.
dining room sets	Various tables available, including tables with extensions. All tables are produced with a combination of new pine wood and antique moth-eaten wood.
Desks	Several styles available including simple computer desks to fold down desks with shelves. All pieces constructed with pine.
beds -	All sizes available. Some pieces include hand-forged wrought iron hardware to compliment the solid pine construction.

The furniture will be characterized by the following finishes and features:

hammered copper

Hammered copper hardware will be a feature of most of our pieces. Hammered copper pieces and accessories are made by hand by hammering copper into cast iron molds in the desired form. The pieces are then hard trimmed and polished.

Old reclaimed pine	This is wood that is usually rescued from old buildings or other structures. It is environmentally friendly and adds character to each piece.
forged or wrought iron	This is metal that has been hammered, bent or twisted into shape as opposed to “cast” which is poured at a foundry. The metal has a unique, distressed rugged look and feel.

The producers of the furniture we will offer use centuries-old craftsmanship dating back to the 17th century to cover furniture and table tops with hand-hammered copper. The sources of our furniture have also revived the all-but-lost art of yesteryear’s blacksmiths with the addition of textured and chemical patina finishes to the forged iron pieces. A “chemical patina” finish is a finish created by applying chemicals and heat to a metal surface usually a bronze surface. Once the desired color is achieved, the raised areas are highlighted and a clear protective coating is applied to inhibit further chemical reaction. We anticipate acquiring many of our craft products from Fonart, a Mexican government organization that promotes Mexican artisans and sells their products. We have not yet reached any agreement or understanding with this supplier.

The wooden furniture we will offer is one of the highest quality lines being manufactured in Mexico in the category of ‘pastoral’ or ‘country’ that is the rustic, southwestern style of furniture unique to Mexico. The furniture is constructed using solid reclaimed pine mixed with new kiln-dried pine. In accordance with our desire to protect our environment, we will insist on the use of only an all-natural wax finish for the products we import. This coat protects against splitting and cracking.

The warmth of wood combined with hand-forged ironwork make for a distinctive line of furnishings that we believe is complimentary to almost any decor. For clients who wish to create their own piece, they unique may specify hammered copper inlay on distressed wood furniture, combined with a selection of more than 20 finishes on forged iron. “Distressed wood” is new wood that has been finished in such a way as to give it a rugged, antique like appearance. These finishes are durable and are chemically bonded to produce a variety of subtle hues and sophisticated patterns with a no-gloss finish without luster (“matte”) or patina effects. Slight imperfections may exist in texture, size, appearance or finish giving each piece a unique character.

We anticipate that the majority of furniture items will be supplied from various suppliers in Puebla, Mexico. We have not yet reached any agreements or understandings with such suppliers.

SILVERWARE

The silverware will be purchased primarily from the town of Taxco, in the State of Guerrero. The silverware we will offer will be characterized by diversity of design, high quality and originality. We will offer unique necklaces, bracelets, earrings, rings, broaches, pendants, ornaments, cufflinks and key rings. Each piece of our silver is stamped with a “925”. This certification means that there are 925 parts of silver in every 1000 parts of its metal content.

We anticipate purchasing silverware from Mexican Silver Source, in Taxco, State of Guerrero. We have not yet reached any agreements or understandings with any silver suppliers.

CRAFTS - WE WILL OFFER THE FOLLOWING CRAFTS:

Papier Mache - Various unique and beautiful sculptures handmade by Mexican artisans by using natural and recyclable materials from the State of Jalisco and elsewhere. We will offer a wide line of pieces with different themes like: wild animals, tropical birds, aquatic species and flowers.

Ceramics - A beautiful collection of decorative ceramic pots. These products will be available in different color tones and are handmade in the State of Jalisco.

Glassware - Hand blown glassware including glasses and vases all with the “pontil” which is the place on the bottom of the glass that indicates that the piece is mouth blown. Blown glass is typically produced in the colors of blue, yellow, amethysts, green and red.

We anticipate acquiring the majority of our craft products from individuals and family-run enterprises in addition to Fonart, a Mexican government organization that promotes Mexican artisans and sells their wares. We have not yet reached any agreement or understanding with this supplier.

OUR SERVICES

FREIGHT LOGISTICS

Prior to shipping, any products we will solicit several bids from commercial freight transport companies for the size of trailer or container the customer’s shipment requires. After a customer has selected a transport company from our summary we prepare detailed instructions to guarantee good communications and proper execution of freight transport services.

PRODUCT SOURCING

In addition to core suppliers of furniture, jewelry and crafts, we will maintain a database of Mexico manufacturers to share with our clients. If a particular product is made in Mexico, we can help the customer find it and procure it.

EXPORT DOCUMENTATION/CUSTOM BROKER COORDINATION

We will prepare the required export documentation and provide it to the customs brokers, thereby facilitating timely clearance of the customer’s shipment through Customs.

The above-mentioned services are provided as part of the sale of a particular item.

GOVERNMENT APPROVALS

We do not require any specific governmental approvals for the products and services we intend to offer. We will be subject to government regulation governing importers of products into Canada as dictated by Canada Customs and Revenue Agency. As a commercial importer we will be required to register our business with Canada Customs and Revenue Agency and open an import/export account with them.

EMPLOYEES

We presently employ our President and Director, Ms. Vanessa Avila who devotes approximately 20 hours per week, on our business. We will consider hiring a clerical employee in Edmonton. We will use the services of carpenters to assemble our products on an as needed contractor type basis.

PROPERTIES

We do not lease or own any real property. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. Avila. When we commence operations, it will be necessary for us to seek appropriate individual offices and storage space. Management believes suitable commercial space will be available when it is needed. We own our Internet website, which is currently operational and the Internet domain name, www.tortuga-imports.com.

PATENTS

We have no patents or trademarks. We own the domain name, www.tortuga-imports.com.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during our development stage. Prospective investors should consider carefully the risk factors set out below.

1.	We lack an operating history and have losses that we expect to continue into the future.

We are a development stage company with no operating history, which may make it difficult to evaluate our future prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an industry characterized by intense competition. Since inception, we have incurred losses of $20,555 (as of February 28, 2005), and we expect to incur net losses in the foreseeable future. These losses are in the form of pre-operating expenses, since we have just begun operations.

2.	Our financial status creates a doubt whether we will continue as a going concern, and, if we do not continue as a going concern, investors may lose their entire investment.

As noted in our financial statements, we have nominal assets and no current operations with which to create operating capital. We seek to raise operating capital to promote and advertise our catalogues and website in our current offering, pursuant to an SB2 registration statement declared effective on February 22, 2005. We require a minimum amount of $10,000 in operating capital to operate for the next 12 months. This means we must raise a minimum of $20,000 because we require $10,000 to cover the offering expenses. However, there can be no assurance that our current offering will be successful. If we are unsuccessful in raising at least $20,000 from this offering, the first $10,000 of which will be used to cover the cost of this offering, we will be unable to pay our minimum operating expenses, and, unless we have financial contributions from our principal we will be forced to temporarily or permanently cease our operations. This may result in investors losing their entire investment. There is no minimum amount of funds to be raised in the offering.

3.	We will need additional capital to fund our expected needs for working capital and capital expenditures that may result in dilution to your share holdings.

We require substantial capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. Our current amount of working capital is a deficit of ($18,455). We expect that the maximum net proceeds of $65,000 from our current offering pursuant to an SB2 declared effective on February 22, 2005 will be sufficient to meet our expected needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds of up to $20,000 prior to the end of this period, and, if this additional capital is required, we expect to attempt to sell additional shares though private placements of our stock.

If we raise future capital in private offerings, depending on the terms of the private offerings, it may dilute the holdings of investors who purchase our shares in this offering beyond the dilution figures we have presented in this prospectus. We cannot be certain that additional financing will be available to us when required on favorable terms or at all. Our inability to obtain adequate capital would limit our ability to achieve the level of corporate growth that we believe to be necessary to succeed in our business.

4.	We will depend heavily on one of our officers, Ms. Avila, and if she leaves us the growth of our business will cease and we may be forced to cease operations.

Our success depends on the ability of Ms. Avila to run the business. We will rely on Ms. Avila’s contacts in the furniture, jewelry and crafts industries in Mexico to provide us with unique products. Ms. Avila devotes approximately 10 hours per week to our business. The loss of Ms. Avila will cease the growth of our business significantly. The loss of Ms. Avila may force us to cease operations. Ms. Avila’s limited time devoted to our business may have a negative effect on the growth of the business.

5.	We depend on third party shippers to deliver our products in a timely manner and as such we are subject to delays which are out of our control and may lead to a loss of business.

Our customers cannot visit physical stores to pick up our products. Our product distribution relies instead on third-party delivery services, including the United States Postal Service, the Mexican Postal Service (Correos de Mexico), Canada Post and United Parcel Service. Strikes and other interruptions may delay the timely delivery of customer orders, and customers may refuse to purchase our products because of this loss of convenience.

6.

We may not have access to all of the products we need to start and maintain a business providing furniture, jewelry and crafts and we do not have any contracts with suppliers and we may have to slow or cease operations if we fail to secure an adequate supply of products.

Competition and unforeseen limited sources of product in the industry could result in occasional shortages of inventory. We do not have any firm contracts with any suppliers of furniture, silverware or crafts. We intend to sell our products without entering into any formal contracts with suppliers. We may have to slow or cease operations if we fail to secure an adequate supply of products.

7.	Because Ms. Avila and Mr. Fagan are risking a small amount of capital and property, while you on the other hand are risking up to $65,000, if we fail you will absorb most of our loss.

Ms. Avila and Mr. Fagan our only shareholders will receive a substantial benefit from any investment in our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005. They invested $2,000, and provided services of $100. Prospective investors, on the other hand, will be providing all of the cash for our operations. As a result, if we cease operations for any reason, investors will lose their investment while Messrs. Avila and Fagan will lose only approximately $2,100.

8.	Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

Plan of Operations - Next 12 Months

We intend to sell Mexican furniture and other quality Mexican handcrafted products through mail order catalogues and on the Internet. We intend to complete our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005 to raise money to pursue our business plan. We anticipate we will require $75,000 for the 12 months ending February 28, 2006. We intend to finance our proposed business activities via our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005. Our current offering has a maximum of $75,000.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At February 28, 2005, there was a working capital of ($18,455) compared to a working capital of ($5,102) at February 28, 2004.

At February 28, 2005, our total assets were $2,327, which consisted only of cash.

At February 28, 2005, our total current liabilities increased to $20,782 from $5,600 at February 28, 2004.

We posted losses of $698 for the three months ending February 28, 2005 and $20,555 since inception to February 28, 2005. For the six months ending February 28, 2005 we posted losses of $4,493. For the three months ended February 28, 2004 we incurred expenditures of $1,236. The principal components of the losses since inception through February 28, 2005 were administrative expenses of $23,303.

Operating expenses for the three months ending February 28, 2005 were $1,236. Operating expenses for the three months ending February 28, 2004, which were $18. Operating expenses for the six months ending February 28, 2005 were $5,694. Operating expenses since inception to February 28, 2005 were $23,303.

At February 28, 2005, we had cash on hand of $2,327.

Ms. Vanessa Avila has indicated a willingness to advance small loans to us to be used for organizational and start-up costs and operating capital until our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005 is completed. The loans will not bear interest and have not been advanced as of the date hereof. There will be no documents reflecting the loans and the loans will not be due on a specific date. Ms. Avila will accept repayment from us when money is available. To date, Ms. Avila has lent us a total of $14,500.

Going Concern

We have historically incurred losses, and through February 28, 2005 we have incurred losses of $20,555 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through the sale of up to 750,000 common shares pursuant to our SB2 registration statement, declared effective on February 22, 2005 and then later through private placements, additional public offerings and/or bank financing.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2005. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTUGA MEXICAN IMPORTS INC.
Date: April 13, 2005	/s/ Vanessa Avila
Vanessa Avila, President and CEO (Principal Executive Officer) and CFO (Principal Accounting Officer) and Director
Date: April 13, 2005	/s/ Christopher Fagan
Christopher Fagan, Director