Form 10QSB
period 2005-05-31
TORTUGA MEXICAN IMPORTS INC
filed 2005-07-15
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2005

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
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,100,000 common shares issued and outstanding as of July 6, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

May 31, 2005
ASSETS
Current assets
Cash	$ 2,298
Total assets	$ 2,298
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 7,369
Advances - shareholders	14,500
Total current liabilities	21,869
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized, 2,100,000 shares issued and outstanding	2,100
Deficit accumulated during the development stage	(21,671)
Total Stockholders' Deficit	(19,571)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,298

The accompanying notes are an integral part of these financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2005 and 2004
Period from April 1, 2002 (Inception) through May 31, 2005
(Unaudited)

	Three months ended		Nine months ended		Inception through
	May 31, 2005	May 31, 2004	May 31, 2005	May 31 2004	February 28 2005
Revenue	$ -	$ -	$ 1,201	$ 2,000	$ 3,748
Cost of goods sold	-	-	-	600	1,000
Gross profit	-	-	1,201	1,400	2,748
General and Administrative	(1,116)	(8,276)	(6,810)	(11,489)	(24,419)
Net profit/(loss)	$ (1,116)	$ (8,276)	$ (5,609)	$ (10,089)	$ (21,671)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,100,000	2,100,000	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2005 and 2004
Period from April 1, 2002 (Inception) through May 31, 2005
(Unaudited)

	May 31, 2005	May 31, 2004	Inception through May 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,609)	$ (10,089)	$ (21,671)
Adjustments to reconcile net deficit to cash used by operating activities:
Common stock issued for services	-	-	100
Change in current assets and liabilities:
Inventory	-	600	-
Accounts payable and accrued expenses	6,702	4,900	7,369
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,093	(4,589)	(14,202)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	2,000
Advances by shareholders	-	10,000	16,500
Payments to shareholders	-	(2,000)	(2,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	8,000	16,500
NET INCREASE IN CASH	1,093	3,411	2,298
Cash, beginning of period	1,205	211	-
Cash, end of period	$ 2,298	$ 3,622	$ 2,298
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in form SB-2, have been omitted.

NOTE 2 - ADVANCES SHAREHOLDERS

During the nine months ending May 31, 2004 a shareholder of the company advanced the company $10,000 and was paid back $2,000. As of May 31, 2005 that shareholder was owed $14,500.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our company", and "Tortuga" mean Tortuga Mexican Imports Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

Plan of Operations

Our plan of operations is to sell Mexican-made furniture, jewelry and crafts through catalogues and on the Internet. In management's opinion, Mexican furniture and crafts from retail outlets are too expensive for the average consumer, because retailers are limited in their selection of and access to quality unique Mexican furniture and crafts. We will seek to establish an aggressive marketing plan both on the Internet and conventionally.

We presently have minimal cash with which to satisfy any future cash requirements. We will need a minimum of $20,000 to satisfy our cash requirements for the next 12 months. In order to raise this minimum amount of capital, we will depend on the success of our current offering, pursuant to an SB2 registration statement declared effective on February 22, 2005, in selling at least 30% of the 750,000 shares being offered. If we are not successful in selling at least 30% of the shares in our current offering, we will have to seek a private placement of our stock or borrow from our principals. If we are unable to sell stock in a subsequent private placement or we are unable to borrow sufficient funds from one of our principals, we may have to abandon our business plan.

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

Internet

In addition, we intend to become an online source for fine Mexican furniture and crafts. We anticipate that our website, which we anticipate will be fully launched in September 2005, will offer consumers a selection of Mexican furniture, kitchenware, jewelry and crafts. Our strategy is to become a leading online source for Mexican furniture and crafts by positioning ourselves on Internet links and search engines, and by conventional direct mail advertising for our catalogues. We plan on selling products without entering into formal supply contracts. Our website and catalogues will contain clearly stated disclaimers that some products ordered might not be available. If a product is not available the customer will be offered a credit for another piece of merchandise or a refund.

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

BUSINESS STRATEGY

History

From 1995 to 1997, Ms. Avila, one of our directors, traveled extensively throughout the country of Mexico. During this time, Ms. Avila came in contact with various producers of fine furniture, jewelry and Mexican crafts. Ms. Avila was impressed by the opportunity she saw to obtain exceptional Mexican furniture, jewelry and crafts and effect its reliable delivery to international buyers. Initially Ms. Avila was traveling throughout Mexico in pursuit of personal purchases. However, Ms. Avila soon realized that there was an opportunity to export these fine products abroad. Ms. Avila cultivated relationships and contacts with various producers throughout Mexico.

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

In August 2003, Ms. Avila traveled to Taxco, Mexico and purchased silver jewelry from various suppliers. Ms. Avila purchased the jewelry on behalf of the Company. The purchase shall be treated as a shareholder advance of approximately $800 of inventory. In addition to purchasing jewelry, Ms. Avila had discussions with the operators of each source of silverware and discussed the possibility of future purchases. However, no formal relationships or contracts were established. The suppliers where Ms. Avila purchased silverware were as follows (all suppliers in Taxco): D'Angelica Disenos, Delia Gonzalez, Adictos a la Piedra and Exportaciones Candy .925.

The Company anticipates relying on approximately three family owned suppliers of silverware. In January 2004, Ms. Avila met with the above mentioned suppliers and discussed price reductions based on volume purchasing. Ms. Avila was able to foster a more close relationship with the suppliers, which is the customary means of doing business in this industry. Ms. Avila had informal discussions with the following suppliers: Estrada, Exportaciones Candy .925 and D'Angelica Disenos. Formal contracts are not common with cottage industry suppliers of the products we intend to offer The Company does not have any formal contracts to secure products or prices and there is no guarantee that the particular suppliers we have been dealing with will be able to provide product in the future. We are of the view however that given the abundance of Mexican suppliers of the products we intend to offer we will be able to secure an adequate supply if our particular suppliers are unable to do so or go out of business.

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

The distribution method of our products from Mexico will be primarily ground transport via tractor-trailer. Mexico has a vast transportation network with several crossings into the United States. Smaller items may be shipped by mail and courier.

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

GROWTH STRATEGY

Our growth strategy will focus on maximizing the lifetime value of our customers by establishing ourselves as a "trusted provider" of Mexican furniture, jewelry and crafts and by creating long-term customer relationships. We believe that this strategy will build customer loyalty, encourage repeat purchases, increase average order size and produce recurring revenues. In order to maximize the lifetime value of our customers, we believe that we must:

    generate high levels of interest and awareness of the our brand to encourage consumers to try online purchasing;
    build customer trust in our brand;
    provide helpful product information to facilitate informed purchases; and
    reward customer loyalty.

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

The storage space will be an additional cost, however, we will require storage space regardless of whether local assembly is undertaken. If the assembly of larger items locally does not prove cost effective we will discontinue this practice. We also anticipate certain catalogue items (the larger items, assembled locally) to be more reasonable than the same product online shipped directly from supplier to customer. Catalogue sales will only be to residents of Alberta, primarily in the greater Edmonton area. We will require storage space to house and assemble the furniture. We anticipate we will need approximately 1,000 square feet of storage and assembly space. We have contacted qualified local craftsmen and carpenters in the Edmonton area who will be able to piece together larger furniture items that will be shipped to Canada in pieces in order to decrease shipping costs. We have no formal arrangements with the craftsmen and carpenters. Once constructed, the furniture will be transferred by ground transportation to the customers. For online purchases, we anticipate shipping directly from the source in Mexico to the customer. We will commence this process once we have determined that larger items will comprise a significant portion of our sales.

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

The Student Ambassador Program

We will provide copies of our catalogues to the many Mexican students studying English in Alberta. We will encourage the students to display our catalogue and discuss Mexican furniture and crafts with their "homestay" families. The students will be contacted by announcements posted in the English department of the University of Alberta. Students will be encouraged by a commission on any sales. The commissions will be payable in merchandise or prizes and not in cash. We anticipate the merchandise or prizes will consist of vouchers or gift certificates to the restaurants involved in the restaurant promotion.

Restaurant Promotion

We will encourage the use of our unique furniture and crafts in Mexican restaurants by offering generous discounts on certain items or perhaps loaning certain items to the restaurants. We will send our catalogue, when completed, to various Mexican and southwestern style restaurants in the Edmonton area with information on our restaurant promotion. We do not have any formal contracts or arrangements with any restaurants as of yet.

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

 ADVERTISING AND MARKETING

We intend to pursue strategic advertising and marketing campaigns. See information under the heading "Accelerate unique marketing initiatives" of this prospectus. After the receipt of the proceeds of this offering, if any, we intend to implement an aggressive online advertising and marketing campaign to increase awareness of our name and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of strategic relationships. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisition.

We intend to use traditional and non-traditional methods of marketing for our catalogues. We will rely heavily on "word of mouth" through our "Student Ambassador Program" (see "Growth Strategy") and by placing our products in Mexican restaurants. In addition, we will distribute our catalogues to interior designers, decorators, retailers and wholesale in the province of Alberta. We will seek out strategic relationships with interior designers in hopes of finding common designing ground to incorporate our products into their client design recommendations.

We will seek to promote its website and attract visitors to it by becoming predominant on major search engines and banner advertisements. In addition, we will promote our website and our products by conventional advertising and marketing.

In order to create this market presence and increase customer awareness, we intend to promote our website on the most effective search engines, directories and promotional sites the Internet offers. However, there can be no assurance that we will implement these programs. The programs to establish visibility and increase traffic to the website include directory submissions to make sure we are listed in the top five listings on the major search engines such as Yahoo, America Online, Excite, Infoseek, HotBot, AltaVista, and Lycos, when a potential visitor types in key words related to furniture sales. The reason for this is that many new e-commerce consumers seeking vendors of merchandise will perform searches on the major search engines for information. There can be no assurance that we can obtain such a status, but we will continually update our submissions to search engines to keep them current and will update our website frequently. We will review our site data to optimize our listing. Once the site data has been perfected, our site will be submitted to the top search engines and promotional sites. While listing a website with the search engines and promotional sites is a high priority for the foundation of our Internet program, targeted links with sites of similar interest is another powerful method of obtaining visitors that are interested in our site. We will search for sites of similar interest where it is likely to find our target audience to place targeted links. These links will increase targeted traffic to our website. We intend to design a professional banner and place it with various sites and banner exchange facilities on a "reciprocal" basis, at no charge to us. We also plan to purchase online ad banners on highly trafficked web sites that appeal to our target audience. We have not yet placed banners on any sites.

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

Old Reclaimed Pine	This is wood that is usually rescued from old buildings or other structures. It is environmentally friendly and adds character to each piece.
Forged or Wrought Iron	This is metal that has been hammered, bent or twisted into shape as opposed to "cast" which is poured at a foundry. The metal has a unique, distressed rugged look and feel.

The producers of the furniture we will offer use centuries-old craftsmanship dating back to the 17th century to cover furniture and table tops with hand-hammered copper. The sources of our furniture have also revived the all-but-lost art of yesteryear's blacksmiths with the addition of textured and chemical patina finishes to the forged iron pieces. A "chemical patina" finish is a finish created by applying chemicals and heat to a metal surface usually a bronze surface. Once the desired color is achieved, the raised areas are highlighted and a clear protective coating is applied to inhibit further chemical reaction. We anticipate acquiring many of our craft products from Fonart, a Mexican government organization that promotes Mexican artisans and sells their products. We have not yet reached any agreement or understanding with this supplier.

The wooden furniture we will offer is one of the highest quality lines being manufactured in Mexico in the category of 'pastoral' or 'country' that is the rustic, southwestern style of furniture unique to Mexico. The furniture is constructed using solid reclaimed pine mixed with new kiln-dried pine. In accordance with our desire to protect our environment, we will insist on the use of only an all-natural wax finish for the products we import. This coat protects against splitting and cracking.

The warmth of wood combined with hand-forged ironwork make for a distinctive line of furnishings that we believe is complimentary to almost any decor. For clients who wish to create their own unique piece, they may specify hammered copper inlay on distressed wood furniture, combined with a selection of more than 20 finishes on forged iron. "Distressed wood" is new wood that has been finished in such a way as to give it a rugged, antique like appearance. These finishes are durable and are chemically bonded to produce a variety of subtle hues and sophisticated patterns with a no-gloss finish without luster ("matte") or patina effects. Slight imperfections may exist in texture, size, appearance or finish giving each piece a unique character.

We anticipate that the majority of furniture items will be supplied from various suppliers in Puebla, Mexico. We have not yet reached any agreements or understandings with such suppliers.

SILVERWARE

The silverware will be purchased primarily from the town of Taxco, in the State of Guerrero. The silverware we will offer will be characterized by diversity of design, high quality and originality. We will offer unique necklaces, bracelets, earrings, rings, broaches, pendants, ornaments, cufflinks and key rings. Each piece of our silver is stamped with a "925". This certification means that there are 925 parts of silver in every 1000 parts of its metal content.

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

Glassware - Hand blown glassware including glasses and vases all with the "pontil" which is the place on the bottom of the glass that indicates that the piece is mouth blown. Blown glass is typically produced in the colors of blue, yellow, amethysts, green and red.

We anticipate acquiring the majority of our craft products from individuals and family-run enterprises in addition to Fonart, a Mexican government organization that promotes Mexican artisans and sells their wares. We have not yet reached any agreement or understanding with this supplier.

OUR SERVICES

FREIGHT LOGISTICS

Prior to shipping, any products we will solicit several bids from commercial freight transport companies for the size of trailer or container the customer's shipment requires. After a customer has selected a transport company from our summary we prepare detailed instructions to guarantee good communications and proper execution of freight transport services.

PRODUCT SOURCING

In addition to core suppliers of furniture, jewelry and crafts, we will maintain a database of Mexico manufacturers to share with our clients. If a particular product is made in Mexico, we can help the customer find it and procure it.

EXPORT DOCUMENTATION/CUSTOM BROKER COORDINATION

We will prepare the required export documentation and provide it to the customs brokers, thereby facilitating timely clearance of the customer's shipment through Customs.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our development stage. Prospective investors should consider carefully the risk factors set out below.

  We lack an operating history and have losses that we expect to continue into the future.

  We are a development stage company with no operating history, which may make it difficult to evaluate our future prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an industry characterized by intense competition. Since inception, we have incurred losses of $24,419 (as of May 31, 2005), and we expect to incur net losses in the foreseeable future. These losses are in the form of pre-operating expenses, since we have just begun operations.

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

  We require substantial capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. Our current amount of working capital is a deficit of ($19,571). We expect that the maximum net proceeds of $65,000 from our current offering pursuant to an SB2 declared effective on February 22, 2005 will be sufficient to meet our expected needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds of up to $20,000 prior to the end of this period, and, if this additional capital is required, we expect to attempt to sell additional shares though private placements of our stock.

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

  Our success depends on the ability of Ms. Avila to run the business. We will rely on Ms. Avila's contacts in the furniture, jewelry and crafts industries in Mexico to provide us with unique products. Ms. Avila devotes approximately 10 hours per week to our business. The loss of Ms. Avila will cease the growth of our business significantly. The loss of Ms. Avila may force us to cease operations. Ms. Avila's limited time devoted to our business may have a negative effect on the growth of the business.

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

Plan of Operations - Next 12 Months

We intend to sell Mexican furniture and other quality Mexican handcrafted products through mail order catalogues and on the Internet. We intend to complete our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005 to raise money to pursue our business plan. We anticipate we will require $75,000 for the 12 months ending May 31, 2006. We intend to finance our proposed business activities via our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005. Our current offering has a maximum of $75,000.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At May 31, 2005, there was a working capital of ($19,571).

At May 31, 2005, our total assets were $2,298, which consisted only of cash.

At May 31, 2005, our total current liabilities were $21,869.

We posted losses of $1,116 for the three months ending May 31, 2005 and $21,671 since inception to May 31, 2005. For the nine months ending May 31, 2005 we posted losses of $5,609. For the three months ended May 31, 2004 we incurred expenditures of $11,489 and posted losses of $10,089. The principal components of the losses since inception through May 31, 2005 were administrative expenses of $24,419.

Operating expenses for the three months ending May 31, 2005 were $1,116. Operating expenses for the three months ending May 31, 2004, which were $8,276. Operating expenses for the nine months ending May 31, 2005 were $11,489. Operating expenses since inception to May 31, 2005 were $24,419.

At May 31, 2005, we had cash on hand of $2,298.

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

Going Concern

We have historically incurred losses, and through May 31, 2005 we have incurred losses of $21,671 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through the sale of up to 750,000 common shares pursuant to our SB2 registration statement, declared effective on February 22, 2005 and then later through private placements, additional public offerings and/or bank financing.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

TORTUGA MEXICAN IMPORTS INC.
Date: July 15, 2005	/s/ Vanessa Avila
Vanessa Avila, President and CEO (Principal Executive Officer) and CFO (Principal Accounting Officer) and Director