Form 10QSB/A
period 2005-05-31
TORTUGA MEXICAN IMPORTS INC
filed 2005-07-27
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2005 and 2004
Period from April 1, 2002 (Inception) through May 31, 2005
(Unaudited)

	Three months ended		Nine months ended		Inception through
	May 31,	May 31,	May 31,	May 31,	February 28,
	2005	2004	2005	2004	2005
Revenue	$ -	$ -	$ 1,201	$ 2,000	$ 3,748
Cost of goods sold	-	-	-	600	1,000
Gross profit	-	-	1,201	1,400	2,748
General and Administrative	(1,116)	(8,276)	(6,810)	(11,489)	(24,419)
Net profit/(loss)	$ (1,116)	$ (8,276)	$ (5,609)	$ (10,089)	$ (21,671)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,100,000	2,100,000	2,100,000	2,100,000

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

NOTE 3-SUBSEQUENT EVENT

In July 2005 the company raised $62,000 from the sale of 620,000 common shares pursuant to an SB2 registration statement declared effective on February 22, 2005

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

As of May 31,2005 we had minimal cash with which to satisfy any future cash requirements. Subsequent to May 31, 2005 we successfully raised $62,000 through the sale of 620,000 common shares pursuant to an SB2 registration statement declared effective on February 22, 2005.

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

RETAIL

We will consider a limited retail role in the Edmonton and Vancouver area. We will consider a temporary stall in West Edmonton Mall, one of the largest shopping centers in North America. We plan on renting a small portable stand located in the thorough fares of the shopping mall. At these stands, we will offer jewelry and silverware such as rings and bracelets. We anticipate that the suppliers of our retail products will be the same suppliers that provide items to our catalogue and our website. It is our intention to sell smaller items at the stall such as jewelry and silverware that we will supply to the stall on an as needed basis. If a stall is placed in a shopping center, we will need to hire an employee to work at the stall. We anticipate hiring an employee at minimum wage on a part-time basis as we only intend to have the stall open during peak shopping hours in the mall.

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

MILESTONES

First phase. It is anticipated that, if our current offering, pursuant to an SB registration statement declared effective on February 22, 2005, is successful in selling all of the 750,000 shares offered, we will have enough capital to satisfy our cash requirements for the next twelve months. Subsequent to May 31, 2004, we successfully raised $62,000 through the sale of 620,000 common shares pursuant to our SB2 registration statement. With this capital, we will be able to launch our catalogue and Internet campaigns to build awareness of our brand. In addition, we will improve our website by making it easier to use, more secure with advanced encryption technology, and more informative with up to date decorating tips for the colonial style.

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

As noted in our financial statements, we have nominal assets and no current operations with which to create operating capital. We seek to raise operating capital to promote and advertise our catalogues and website in our current offering, pursuant to an SB2 registration statement declared effective on February 22, 2005. We require a minimum amount of $10,000 in operating capital to operate for the next 12 months. Subsequent to May 31, 2004 we successfully raised $62,000 through the sale of 620,000 common shares pursuant to our SB2 registration statement. In order to continue as a going concern, we will have to generate revenue. If we are unable to do so within the next 6 months, this may result in investors losing their entire investment. There is no minimum amount of funds to be raised in the offering.
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

Plan of Operations - Next 12 Months

We intend to sell Mexican furniture and other quality Mexican handcrafted products through mail order catalogues and on the Internet. We intend to complete our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005 to raise money to pursue our business plan. We anticipate we will require $75,000 for the 12 months ending May 31, 2006. We intend to finance our proposed business activities via our current offering pursuant to an SB2 registration statement declared effective on February 22, 2005. Our current offering has a maximum of $75,000. Subsequent to May 31, 2004 we successfully raised $62,000 through the sale of 620,000 common shares pursuant to our SB2 registration statement.

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

Going Concern

We have historically incurred losses, and through May 31, 2005 we have incurred losses of $21,671 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through the sale of up to 750,000 common shares pursuant to our SB2 registration statement, declared effective on February 22, 2005 and then later through private placements, additional public offerings and/or bank financing. Subsequent to May 31, 2004 we successfully raised $62,000 through the sale of 620,000 common shares pursuant to our SB2 registration statement.

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

TORTUGA MEXICAN IMPORTS INC.
Date: July 27, 2005	/s/ Vanessa Avila
Vanessa Avila, President and CEO (Principal Executive Officer) and CFO (Principal Accounting Officer) and Director