Form 10KSB
period 2005-08-31
TORTUGA MEXICAN IMPORTS INC
filed 2005-12-14
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-102945

Tortuga Mexican Imports, Inc.
(Name of small business issuer in its charter)
Nevada	98-0379431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 219 - 10654 82 Ave NW, Edmonton, Alberta, Canada	T6E 2A7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (780) 710-9840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,501.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

N/A

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,784,500 common shares issued and outstanding as of November 15, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Tortuga" mean Tortuga Mexican Imports, Inc., unless otherwise indicated.

Our Business - General

We were incorporated on April 17, 2002, under the laws of the State of Nevada. We have commenced limited operations, and have generated revenue of $4,048 to date. We are still a development stage corporation.

We have just recently launched our e-commerce site on the Internet for the purpose of engaging in the business of selling jewelry and crafts online. Our new website is located at www.shoptortuga.com. Our initial website was located at www.tortuga-imports.com. This website has a link to our new recently launched website. Our website currently offers jewelry designed by our President, Vanessa Avila. Our jewelry is also currently for sale in select retail locations in Edmonton and Vancouver. We have imported jewelry and crafts to date but have not yet imported any furniture. We also import various materials, primarily silverware, which our President, Vanessa Avila, designs into jewelry which we offer for sale.

We also intend to distribute detailed catalogues of fine Mexican furniture and crafts to interior designers, retailers and decorators in the Province of Alberta, Canada. We are currently reviewing when to commence production of the catalogues.

Properties

Our offices are located at Suite 219-10654 82nd Avenue SW, Edmonton, Alberta T6E 4A7. We conduct all of our executive and administrative functions and ship our products to our customers from this facility. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. Avila.We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary to store inventory, package and label our products, and for office administration. We anticipate locating a suitable facility in the near future. Our telephone number is (780) 710-9840.

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

In the last two years, Ms. Avila has traveled extensively in Mexico and met a wide variety of individuals and companies that are offering products we intend to sell through our catalogues and on our e-commerce site.

Our business plan is to offer Mexican jewelry, furniture and crafts. Originally we intended to immediately commence the purchasing of furniture, crafts and jewelry, including the production of a detailed colour catalogue of furniture after the completion of our SB-2 offering. However, we have conducted market research since then and, based in large part on the positive response to the limited quantities of jewelry we have imported and sold, we have determined that we will initially focus on the sale of jewelry on our website and may not immediately commence the importation of furniture and the production of a catalogue. In addition, we plan on offering our jewelry in select third party retail locations. Our original business plan did not contemplate selling our jewelry in third party retail locations.

We raised a total of $68,450 pursuant to our SB2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. Management did not purchase shares. We have now commenced operations.

Current Business Operations

We have recently commenced operations. We recently launched a new fully functional e-commerce website at www.shoptortuga.com. We have also placed our jewelry, designed by our President, Vanessa Avila, in a few select retail locations in Edmonton and Vancouver. In addition, our jewelry is also available at the Aydin Gallery located in the Tinsletown Mall in Vancouver. The jewelry has been placed on a consignment basis. We are also currently reviewing when we will develop catalogues featuring our jewelry along with Mexican furniture and crafts. We intend to distribute the catalogues to retailers, interior designers and decorators.

We anticipate commencing sales of our products through our e-commerce website in November 2005. Our website accepts payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta . We have generated $4,048 in revenues to date.

Products

Jewelry

Our jewelry will be comprised of various materials however, we intend to incorporate silverware into the majority of the pieces we offer. The silverware will be purchased primarily from the town of Taxco, in the State of Guerrero, Mexico. The silverware we offer is characterized by diversity of design, high quality and originality. We offer unique necklaces, bracelets, earrings, rings, broaches, pendants, ornaments, cufflinks and key rings. Each piece of our silver is stamped with a "925". This certification means that there are 925 parts of silver in every 1000 parts of its metal content.

We will also use semi-precious gemstones and an eclectic mix of beads and leather and silver in our jewelry.

Furniture

We will also offer a unique line of rustic Mexican furniture. Our management will determine when we commence the import of furniture. We intend to offer a variety of different furniture items, including the following types of furniture: armoires, coffee and sofa tables, dining room sets, desks and beds. The furniture will be characterized by the following finishes and features: hammered copper, old reclaimed pine and forged or wrought iron.

We anticipate acquiring many of our craft products from Fonart, a Mexican government organization that promotes Mexican artisans and sells their products however, we have not yet reached any agreement or understanding with this supplier. In addition, we anticipate that the majority of furniture items will be supplied from various suppliers in Puebla, Mexico. We have not yet reached any agreements or understandings with such suppliers.

Crafts

We will also offer various crafts including papier mache and ceramics from the State of Jalisco and elsewhere and hand blown glassware.

We anticipate acquiring the majority of our craft products from individuals and family run enterprises in addition to Fonart, a Mexican government organization that promotes Mexican artisans and sells their wares. We have not yet reached any agreement or understanding with this supplier.

Marketing, Advertising and Promotion

We intend to pursue strategic advertising and marketing campaigns. We intend to implement an aggressive online advertising and marketing campaign to increase awareness of our name and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of strategic relationships. Initially, we will concentrate our efforts on the sale of jewelry on our e-commerce website, www.shoptortuga.com, and in select third party retail locations. We will seek to promote its website and attract visitors to it by becoming predominant on major search engines and banner advertisements on highly trafficked web sites that appeal to our target audience. In addition, we will promote our website and our products by conventional advertising and marketing. In November, 2005 some of our jewelry designed by our President Vanessa Avila was featured in a fashion show during Fashion Week Vancouver 2005.

Once we have produced our catalogues, we intend to use traditional and non-traditional methods of marketing for our catalogueues. We will distribute our catalogues to interior designers, decorators, retailers and wholesalers. We will also seek out strategic relationships with interior designers in hopes of finding common designing ground to incorporate our products into their client design recommendations.

Competition

The Mexican jewelry, furniture and crafts market is highly fragmented. In addition, the online commerce market in which we operate is new, rapidly evolving and highly competitive. We expect competition to intensify in the future because current and new competitors can launch web sites at a relatively low cost.

There are not a significant number of online providers of unique Mexican furniture, jewelry and crafts. Our principal competitor will be retail sellers of Mexican products. One of the principle obstacles will be the primary method consumers purchase furniture, that is, in person where products can be touched and viewed in various lighting. We believe we can overcome this disadvantage based on: (a) our competitive pricing; and (b) the unique products we offer which are not available at retail outlets; and (c) the educational and informative shopping experience we intend to create.

The products we intend to offer are readily available in Mexico. We will allow the customer to select from a wide range of products from various regions of Mexico from their own home as opposed to traveling to Mexico. Most of the small suppliers from whom we intend to purchase are not equipped to offer products online.

Government Regulation and Supervision

Our operations are subject to the effects of international treaties and regulations especially the North American Free Trade Agreement (NAFTA) to which both Canada and Mexico are parties. We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization, especially from the purchase of goods from our e-commerce website. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products. Also, because we import all of our products from Mexico, any negative changes to NAFTA would have an adverse effect our business.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2006.

Employees

Currently there are no full time or part-time employees of our company. However, our president, Vanessa Avila, is a full time consultant of our company, and our treasurer and chief financial officer, Eduardo Avila, is a part time consultant of our company. We do not expect an increase in the number of employees over the next 12 month period. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending August 31, 2006.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We are in the early stages of our growth and we have only just begun to earn significant revenue, which makes it difficult to evaluate whether we will operate profitably.

We are in the early stages of the growth of our company, which is involved primarily in the import, design and sale of jewelry, crafts and furniture. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. We have only recently begun to earn revenues.

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

- Continue to successfully import Mexican jewelry, crafts and furniture;

- successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and

- obtain the additional financing that may be required to fully implement our business plan.

Given our limited operating history, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

During the year ended August 31, 2005 we raised $68,450 of equity capital pursuant to our SB-2 Registration Statement and our management believes that we can sustain our operations for the next year from the proceeds of this offering. The future of our company will depend upon our ability to continue to obtain adequate orders for our products and prompt payment for our products. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

We depend on third party shippers to deliver our products in a timely manner and as such we are subject to delays which are out of our control and may lead to a loss of business.

For the most part, our customers cannot visit physical stores to pick up our products. Our product distribution relies instead on third-party delivery services, including the United States Postal Service, the Mexican Postal Service (Correos de Mexico), Canada Post and United Parcel Service. Strikes and other interruptions may delay the timely delivery of customer orders, and customers may refuse to purchase our products because of this loss of convenience.

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

Government regulation and supervision could restrict our business.

Any negative changes to international trade agreements and regulations especially NAFTA or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions , or limiting the countries where we might market and sell our products, could have an adverse effect on our business. We import all of our products from Mexico and any negative changes to NAFTA, to which both Canada and Mexico are signatories, would have an adverse effect on our business.

Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

Neither of our current directors and officers have resident addresses in the United States. One of our current directors is resident in Canada and the other is resident in Mexico. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada, Mexico and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Ms. Avila owns more than 50% of the outstanding shares of our company, so she is able to decide who are the directors and you may not be able to elect any directors.

Ms. Avila owns more than 50% of the issued and outstanding shares of our company and because of this she is able to elect all of our directors and control our operations.

The loss of Ms. Vanessa Avila or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our President, Ms. Vanessa Avila, and other key management personnel, and our ability to continue to hire and retain personnel. Ms. Avila spends the majority of her working time working with our company. It may be difficult to find sufficiently qualified individuals to replace Ms. Avila or other key management personnel if we were to lose any one or more of them. The loss of Ms. Avila or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not maintain "key person" life insurance on any of our directors or senior executive officers.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Item 2. Description of Property.

Our administrative office is located at Suite 219-10654 82nd Avenue NW, Edmonton, Alberta, T6E 2A7 and our telephone number is (780) 710-9840. We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary to store inventory, package and label our products, and for office administration. We have two website addresses, our original site, www.tortuga-imports.com, as well as our new site www.shoptortuga.com.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of November 15, 2005 there was no public trading market for our common stock there were 57 holders of record of our common stock. As of such date, 2,784,500 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer, Las Vegas, Nevada 89128-8380 (Telephone: 702-988-1242; Facsimile: 702-988-1244) is the registrar and transfer agent for our common shares.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Item 6. Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending August 31, 2005 we posted losses of $5,996 as compared to losses of $10,673 for the year ended August 31, 2004. Inception through August 31, 2005 losses total $22,058. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2005, we had cash of $67,066, a subscription receivable of $950.

At August 31, 2004 our total assets were $1,205 comprised entirely of cash. The increase in assets is a result of our recent SB-2 offering in which we raised $68,450.

As of August 31, 2005, our total liabilities were $20,394 comprised primarily of a shareholder loan payable to one of our directors, Vanessa Avila in the amount $11,500. This compares to our total liabilities of $15,167 at August 31, 2004.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$20,000
Operations
Website Development and Promotion Catalogue Development and Printing	$15,000 $10,000
Working Capital	$18,000
Total	$63,000

As August 31, 2005, we had working capital of $67,066. We may require financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We recently completed a financing in which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 682,500 shares of common stock at a price of $0.10 per share.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on our results of operations or financial position.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Lopez, Blevins, Bork & Associates, LLP. for the audited financial statements for the years ended August 31, 2005 and 2004 is included herein immediately preceding the audited financial statements.

Tortuga Mexican Imports Inc. (audited):

  Independent Auditor's Report, dated December 9, 2005.

  Balance Sheets at August 31, 2005.

  Statements of Operations for the years ended August 31, 2005 and 2004, and for the period from April 17, 2002 (inception) to August 31, 2005.

  Statement of changes of stockholders deficiency from April 17, 2002 (inception) to August 31, 2005.

  Statements of Cash Flows for the years ended August 31, 2005 and 2004, and for the period from April 17, 2002 (inception) to August 31, 2005.

  Notes to Financial Statements

*****************************************************************************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tortuga Mexican Imports, Inc.
(A Development Stage Company)
Edmonton, Alberta Canada

We have audited the accompanying balance sheet of Tortuga Mexican Imports, Inc. as of August 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from April 17, 2002 (Inception) through August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tortuga Mexican Imports, Inc. as of August 31, 2005, and the results of its operations and its cash flows for each of the two years then ended and for the period from April 17, 2002 (Inception) through August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

December 9, 2005

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
August 31, 2005

ASSETS
Current assets
Cash	$ 67,066
Subscription Receivable	950
Total current assets	$ 68,016
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Accounts payable and accrued expenses	$ 8,894
Advances-shareholder	11,500
Total liabilities	20,394
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,784,500 shares issued and outstanding	2,785
Additional paid-in-capital	67,765
Deficit accumulated during the development stage	(22,928)
Total Stockholders' Equity	47,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 68,016

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended August 31, 2005 and 2004
Period from April 17, 2002 (Inception) through August 31, 2005

	Year ended August 31, 2005	Year ended August 31, 2004	Inception through August 31, 2005
Revenue	$ 1,501	$ 2,547	$ 4,048
Cost of goods sold	-	1,000	1,000
Gross profit	1,501	1,547	3,048
Expenses:
General and administrative	8,367	12,220	25,976
Net loss	$ (6,866)	$ (10,673)	$ (22,928)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,214,396	2,100,000

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from April 17, 2002 (Inception) through August 31, 2005

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash	2,000,000	$ 2,000	$ -	$ -	$ 2,000
Issuance of common stock for services	100,000	100	-	-	100
Net loss	-	-	-	(2,124)	(2,124)
Balance, August 31, 2002	2,100,000	2,100	-	(2,124)	(24)
Net loss	-	-	-	(3,265)	(3,265)
Balance, August 31, 2003	2,100,000	2,100	-	(5,389)	(3,289)
Net loss	-	-	-	(10,673)	(10,673)
Balance, August 31, 2004	2,100,000	2,100	-	(16,062)	(13,962)
Issuance of common stock for cash	684,500	685	67,765	-	68,450
Net loss	-	-	-	(6,866)	(6,866)
Balance, August 31, 2005	2,784,500	$ 2,785	$ 67,765	$ (22,928)	$ 47,622

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Years Ended August 31, 2005 and 2004
Period from April 17, 2002 (Inception) through August 31, 2005

	Year Ended August 31, 2005	Year Ended August 31, 2004	Inception through August 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,866)	$(10,673)	$ (22,928)
Adjustments to reconcile net deficit to cash used by operating activities:
Common stock issued for services	-	-	100
Impairment	-	400	400
Change in current assets and liabilities
Inventory	-	600	600
Accounts payable and accrued expenses	8,227	667	8,894
CASH FLOWS USED IN OPERATING ACTIVITIES	1,361	(9,006)	(12,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of subscriptions receivable	67,500	-	69,500
Advances by Shareholder	-	12,000	15,500
Payments to shareholders	(3,000)	(2,000)	(5,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	64,500	10,000	80,000
NET INCREASE IN CASH	65,861	994	67,066
Cash, beginning of period	1,205	211	-
Cash, end of period	$ 67,066	$ 1,205	$ 67,066
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTION
Inventory purchased by shareholder	$ -	$ -	$ 1,000
Common stock issued for subscription receivable	$ 950	$ -	$ 950

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Tortuga Mexican Imports, Inc. ("Tortuga") was incorporated in Nevada on April 17, 2002, to sell jewelry, furniture and other Mexican handcrafted products.

Use of Estimates

The preparation of financial statements in conformity generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results may differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Tortuga records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

Tortuga's financial instruments consist of cash, accounts payable and due to related parties. Unless otherwise noted, it is management's opinion that Tortuga is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of Mexican jewelry and silverware.

Tortuga determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts.

No inventory was purchased during the year ended August 31, 2005. Management deems the inventory to have nil value based on its lack of marketing and sales history.

Revenue Recognition

Tortuga recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed.

All sales are final and returns are not accepted. All sales are paid in cash at the time the products are delivered.

Recent Accounting Pronouncements

Tortuga does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Tortuga's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

Tortuga follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

August 31, 2005
Refundable Federal income tax attributable to:
Current Operations	$ 8,000
Less, Change in valuation allowance	(8,000)
Net refundable amount	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2005
Deferred tax asset attributable to:
Net operating loss carryover	$ 8,000
Less, Change in valuation allowance	(8,000)
Net deferred tax asset	$ -

At August 31, 2005, Tortuga had an unused net operating loss carryover approximating $23,000 that is available to offset future taxable income; it expires beginning in 2022.

NOTE 3 - COMMON STOCK

At inception, Tortuga issued 2,100,000 shares of stock to its two founding shareholders for $2,000 cash and $100 of services. In July 2005 the company raised $68,450 from the sale of 684,500 common shares pursuant to the Company's SB2 registration statement declared effective on February 22, 2005. As of August 31, 2005 $950 of the cash payment for the newly issued shares is outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

All purchases and sales transactions for Tortuga are carried out by the President and majority shareholder, Ms. Avila.

Tortuga neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 5 - ADVANCES - SHAREHOLDER

The advances from a major shareholder were used to pay for general and administrative expenses. The advances are due on demand, and are to be repaid as cash becomes available. During the year ending August 31, 2005 that shareholder was paid back $3,000. As of August 31, 2005 that shareholder was owed $11,500.

NOTE 6 - SUBSEQUENT EVENT

The $950 outstanding for the common shares (see Note 3) was fully paid in the month of October, 2005.

*****************************************************************************************************************

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC (the "Former Accountant") was dismissed on September 8, 2004 as our independent auditors. Malone & Bailey's audit reports as of August 31, 2004 and 2003 and for each of the two years then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended August 31, 2004 and 2003 and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated September 8, 2004 was filed as Exhibit 16 to our Form 8-K filed on September 10, 2004. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the years ended August 31, 2004 and 2003 and subsequent to August 31, 2004 through the date hereof, neither Tortuga nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:
Name	Position Held with the Company	Age	Date First Elected or Appointed
Vanessa Avila	President, Secretary & Director	30	April 17, 2002
Eduardo Avila	Treasurer & Director	33	October5, 2005

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Vanessa Avila, President, Secretary and Director

Since April 17, 2002, Ms. Avila has been our president, secretary and a member of our board of directors.

Ms. Avila is completing a Masters degree in Linguistics at the University of Alberta. Ms. Avila anticipates graduating in December 2005.

From 2001 through to the summer of 2004, Ms. Avila was a Spanish instructor at the University of Alberta in Edmonton, Canada teaching entry-level full credit Spanish courses and upper level advanced courses.

From 1997 to 2001 Ms. Avila was attending the University of Alberta on a full time basis. Ms. Avila graduated from the University of Alberta with a Bachelors degree in Linguistics in June 2001.

Eduardo Avila, Chief Executive Officer and Treasurer and Director

Since October 5, 2005, Eduardo Avila has been our chief executive officer, treasurer and member of our board of directors. Mr. Avila provides us with his part-time consulting services.

Since 2003, Mr. Avila has been chief economist at Prognosis, an economic analysis firm in Mexico City. During this time, Mr. Avila has written part time for latin financial magazine "Inversionista".

Since 2000, Mr. Avila appears periodically on CNN Spanish Edition.

From 1999 to 2003, Mr. Avila held the position of Chief Economist of the Interacciones Financial Group (Grupo Financiero Interacciones) a Mexican stock brokerage. During this period, Mr. Avila was the representative of Interacciones in the Association of Mexican Financial Intermediaries (Asociacion de Mexicana de Intermediarios Financieros) where he discussed and analyzed economic issues and methodologies related to finance. Mr. Avila has participated in various economic surveys including of note surveys conducted by: Bloomberg, Reuters, Dow Jones, Latin-Focus and the Mexican newspaper Reforma.

Mr. Avila obtained a Degree in Economics from the Autonomous Technical Institute of Mexico (ITAM) 1997.

Family Relationships

Our President and Secretary, Vanessa Avila, is the sister of our Chief Executive Officer and Treasurer, Eduardo Avila.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated limited revenues to date.

Code of Ethics

Effective October 30, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tortuga Mexican Imports Inc., Suite 219 - 10654 82 Ave NW, Edmonton, Alberta, Canada T6E 2A7.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Neither of our executive officers received any cash or other compensation during the fiscal years ended August 31, 2005, 2004 and 2003.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2005 and 2004 to our executive officers and directors. There were no stock options outstanding as at August 31, 2005. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

We intend to continue to pay consulting fees to our directors and officers in the future as we determine necessary. In addition, we intend to compensate our directors in the future with stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may also award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no formal management agreements with our directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of November 15, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vanessa Avil	2,000,000 common shares	72%

Directors and Officers (as a group)	2,000,000 common shares	72%

(1) Based on 2,784,500 shares outstanding as of November 15, 2005 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

(31) Section 302 Certification

31.1 Certification of Vanessa Avila (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 15, 2005).

(32) Section 906 Certification

32.1 Certification of Vanessa Avila (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 15, 2005).

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2005 were $5,950

Audit Related Fees

For the fiscal year ended August 31, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended August 31, 2005, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTUGA MEXICAN IMPORTS, INC.

By: /s/ Vanessa Avila
Vanessa Avila, President, Secretary and Director
Date: December 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Vanessa Avila
Vanessa Avila, President, Secretary and Director (Principal Executive Officer)
Date: December 13, 2005

By: /s/ Eduardo Avila
Eduardo Avila, Treasurer and Director (Principal Financial Officer
and Principal Accounting Officer)
Date: December 13, 2005