Form 10QSB
period 2005-11-30
TORTUGA MEXICAN IMPORTS INC
filed 2006-01-17
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,784,500 common shares issued and outstanding as of January 13, 2006

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)
November 30, 2005

2005 $
ASSETS
Current:
Cash	$45,364
Inventory	1,400
Total Current Assets	$46,764
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	$10,688
Shareholder advances	2,790
Total Liabilities	$13,478
Share Capital and Deficit
Common stock; $0.001 par value, 25,000,000 shares authorized, 2,784,500 shares issued and outstanding	2,785
Additional paid-in capital	67,765
Deficit Accumulated During The Development Stage	(37,264)
Total Stockholders' Equity	33,286
Total Liabilities and Stockholders' Equity	46,764

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
For the period November 30, 2005

	Three months ended November 30th 2005	Three months ended November 30th 2004	Inception through November 30th 2005
	$	$	$
Revenue	$631	$663	$4679
Cost of goods sold	-	-	1,000
Gross Profit	631	663	3,679

Expenses:
General and administrative	14,967	4,458	40,943
Net Loss	($14,336)	($3,795)	($37,264)

Net Loss per Share
Basic and diluted	($0.01)	($0.00)

Weighted average shares outstanding
Basic and diluted	2,784,500	2,100,000

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the period November 30, 2005

	Three months ended November 30th 2005	Three months ended November 30th 2004	Inception through November 30th 2005
	$	$	$
Cash flows from operating activities
Net Loss	(14,336)	(3,795)	(37,264)
Adjustments to reconcile net deficit to cash used by operation activities:
Expenses paid by shareholder	-	-	100
Impairment	-	-	400
Change in current assets and liabilities:
Inventory	(1,400)	-	(1,400)
Accounts payable	1,794	4,412	10,688
Subtotal	(13,942)	617	(27,876)

Cash flows from financing activities
Receipt of subscriptions receivable, issuance of common stock	950	0	70,450
Advances by shareholder	-	-	16,500
Payments to shareholders	(8,710)	-	(13,710)
Subtotal	(7,760)	0	73,240
Increase in cash	(21,702)	617	45,364
Cash, beginning of period	67,066	1,205	-
Cash, end of period	45,364	1,822	45,364

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
NON-CASH TRANSACTION
Inventory purchased by shareholder	1,400	-	1,000
Common stock issued for subscription receivable	-	-	950

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
November 30th, 2005

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in form SB-2, have been omitted

*******************************************************************

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

General

Our Business - General

We were incorporated on April 17, 2002, under the laws of the State of Nevada. We have commenced limited operations, and have generated revenue of $4,679 to date. We are still a development stage corporation.

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

We anticipate commencing sales of our products through our e-commerce website in January 2006. Our website accepts payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta. We have generated $4,679 in revenues to date.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2006.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending November 30, 2006.

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

  Continue to successfully import Mexican jewelry, crafts and furniture;
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

Plan of Operations - Next 12 Months

We have commenced limited operations, and have generated revenue of $4,679 to date. We are still a development stage corporation.

We have just recently launched our e-commerce site on the Internet for the purpose of engaging in the business of selling jewelry and crafts online. Our new website is located at www.shoptortuga.com. Our initial website was located at www.tortuga-imports.com. This website has a link to our new recently launched website. Our website currently offers jewelry designed by our President, Vanessa Avila. Our jewelry is also currently for sale in select retail locations in Edmonton and Vancouver. We have imported jewelry and crafts to date but have not yet imported any furniture. We also import various materials, primarily silverware, which our President, Vanessa Avila, designs into jewelry which we offer for sale. We intend to continue to sell jewelry on our website and through select retail locations.

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$15,000
Operations
Website Development and Promotion Catalogue Development and Printing	$12,000 $10,000
Working Capital	$15,000
Total	$52,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At November 30, 2005, there was a working capital of $(37,264).

At November 30, 2005, our total assets were $46,764, which consisted of $45,364 cash and $1,400 inventory.

At November 30, 2005, our total current liabilities were $13,478.

For the three months ended November 30, 2005 we incurred expenditures of $14, 967 and posted losses of $14,336 for the three months ending November 30, 2005 and $37,264 since inception to November 30, 2005. For the three months ended November 30, 2004 we incurred expenditures of $4,458 and posted losses of $3,795. The principal components of the losses since inception through November 30, 2005 were administrative expenses of $40,943.

Operating expenses for the three months ending November 30, 2005 were $14,967. Operating expenses for the three months ending November 30, 2004, which were $4,458. Operating expenses since inception to November 30, 2005 were $40,943.

At November 30, 2005, we had cash on hand of $45,364. We may require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We recently completed a financing in which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 682,500 shares of common stock at a price of $0.10 per share.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: January 12, 2006	Vanessa Avila, President and CEO (Principal Executive Officer) and Director
/s/ Eduardo Avila
Date: January 12, 2006	Eduardo Avila, CFO (Principal Accounting Officer) and Director