Form 10QSB
period 2006-02-28
TORTUGA MEXICAN IMPORTS INC
filed 2006-04-13
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2006

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
Yes [ ]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,784,500 common shares issued and outstanding as of April 13, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)
February 28, 2006

2006 $
ASSETS
Current
Cash	34,635
Inventory	1,400
TOTAL CURRENT ASSETS	$36,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts Payable	3,938
TOTAL LIABILITIES	3,938
Share Capital and Deficit
Common stock, $0,001 par value, 25,000,000 shares authorized, 2,784,500 shares issued and outstanding	2,785
Additional paid-in capital	67,765
Deficit	(38,453)
Total Stockholders' Equity	32,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	36,035

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
Three and Six Months Ending February 28, 2006 and 2005 and
Period from April 17, 2002 (Inception) through February 28, 2006

	Three months ended February 28th		Six months ended February 28th		Inception through February 28th
	2006	2005	2006	2005	2006
	$	$	$	$	$
Revenue	-	538	631	1,201	4,769
Cost of Goods Sold	-	-	-	-	1,000
Gross Profit	-	538	631	1,201	3,679
Expenses
General and administrative	(1,821)	(1,236)	(16,156)	(5,694)	(42,132)
Net Loss	(1,821)	(698)	(15,525)	(4,493)	(38,453)

Net Loss Per Share
Basic and Diluted	(-)	(-)	(0.01)	(-)
Weighted Average Shares Outstanding	2,784,500	2,100,000	2,784,500	2,100,000

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ending February 28, 2006 and 2005 and
Period from April 17, 2002 (Inception) through February 28, 2006

	Six months ended February 28th	Six months ended February 28th	Inception through February 28th
	2006	2005	2006
	$	$	$
Cash flows from Operating Activities
Net Loss	(15,525)	(4,493)	(38,453)
Adjustments to reconcile net deficit to cash used by operation activities:
Expenses paid by shareholder	-	-	100
Change in current assets and liabilities
Inventory	(1,400)	-	(1,400)
Accounts Payable	(4,956)	5,615	3,938
	(21,881)	1,122	(35,815)
Cash flows from Financing Activities
Receipt of subscriptions receivable, issuance of common stock	950	-	70,450
Advances by shareholder	-	-	16,500
Payments to shareholders	(11,500)	-	(16,500
	(10,550)	-	70,450

Increase in Cash	(32,431	1,122	34,635
Cash, beginning of period	67,066	1,205	-
Cash, end of period	34,635	2,327	34,635

SUPPLEMENTAL CASHFLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

NON-CASH TRANSACTION
Inventory purchased by shareholder	-	-	1,000
Common stock issued for subscription receivable	-	-	950

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
February 28, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in form SB-2, have been omitted.

NOTE 2 ADVANCES - SHAREHOLDER

Advances from a major shareholder were used to pay for general and administrative expenses. The advances were due on demand, and are to be repaid as cash becomes available. During to period ending February 28, 2006, the shareholder was repaid in full.

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

Crafts

We will also offer various crafts including paper mache and ceramics from the State of Jalisco and elsewhere and hand blown glassware.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2007.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2007.

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

1. We are in the early stages of our growth and we have only just begun to earn significant revenue, which makes it difficult to evaluate whether we will operate profitably.

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

2. We depend on third party shippers to deliver our products in a timely manner and as such we are subject to delays which are out of our control and may lead to a loss of business.

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

3. We may not have access to all of the products we need to start and maintain a business providing furniture, jewelry and crafts and we do not have any contracts with suppliers and we may have to slow or cease operations if we fail to secure an adequate supply of products.

Competition and unforeseen limited sources of product in the industry could result in occasional shortages of inventory. We do not have any firm contracts with any suppliers of furniture, silverware or crafts. We intend to sell our products without entering into any formal contracts with suppliers. We may have to slow or cease operations if we fail to secure an adequate supply of products.

4. Government regulation and supervision could restrict our business.

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

5. Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

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

6. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

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

7. Ms. Avila owns more than 50% of the outstanding shares of our company, so she is able to decide who are the directors and you may not be able to elect any directors.

Ms. Avila owns more than 50% of the issued and outstanding shares of our company and because of this she is able to elect all of our directors and control our operations.

8. The loss of Ms. Vanessa Avila or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

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

9. We do not expect to declare or pay any dividends.

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

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$15,000
Operations
Website Development and Promotion Catalogue Development and Printing	$8,000 $10,000
Working Capital	$15,000
Total	$48,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At February 28, 2005, there was a working capital of $32,097.

At February 28, 2005, our total assets were $36,035, which consisted of $34,635 cash and $1,400 inventory.

At February 28, 2005, our total current liabilities were $3,938.

For the three months ended February 28, 2006 we incurred expenditures of $1,821 and posted losses of $1,821. For the three months ending February 28, 2005 we incurred expenditures of $1,236 and posted losses of $698 with a gross profit of $538. From inception to February 28, 2006 we incurred losses of $38,453. The principal components of the losses since inception through February 28, 2006 were administrative expenses of $42,132.

Operating expenses for the three months ending February 28, 2006 were $1,821. Operating expenses for the three months ending February 28, 2005, which were $1,236. Operating expenses since inception to February 28, 2006 were $38,453.

At February 28, 2006, we had cash on hand of $34,635. We may require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We recently completed a financing in which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 682,500 shares of common stock at a price of $0.10 per share.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: April 13, 2006	Vanessa Avila, President and CEO (Principal Executive Officer) and
/s/ Eduardo Avila
Date: April 13, 2006	Eduardo Avila, CFO (Principal Accounting Officer) and Director