Form 10QSB
period 2006-05-31
TORTUGA MEXICAN IMPORTS INC
filed 2006-07-24
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,784,500 common shares issued and outstanding as of July 14, 2006

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)
May 31, 2006

2006 $
ASSETS
Current assets
Cash	$ 24,438
Inventory	1,400
TOTAL ASSETS	$ 25,838
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 4,924
TOTAL LIABILITIES	4,924
Stockholders' Equity
Common stock, $0,001 par value, 25,000,000 shares authorized, 2,784,500 shares issued and outstanding	2,785
Additional paid-in capital	67,765
Deficit	(49,636)
Total Stockholders' Equity	20,914
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 25,838

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
Three and Nine Months Ending May 31, 2006 and 2005 and
Period from April 17, 2002 (Inception) through May 31, 2006

	Three months ended May 31		Nine months ended May 31		Inception through May 31
	2006	2005	2006	2005	2006
	$	$	$	$	$
Revenue	-	-	631	1,201	4,679
Cost of Goods Sold	-	-	-	-	1,000
Gross Profit	-	-	631	1,201	3,679
Expenses
General and administrative	(11,183)	(1,116)	(27,339)	(6,810)	(53,315)
Net Loss	(11,183)	(1,116)	(26,708)	(5,609)	(49,636)
Net loss per share
Basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)
Weighted average shares outstanding
Basic and diluted	2,784,500	2,100,000	2,784,500	2,100,000

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ending May 31, 2006 and 2005 and
Period from April 17, 2002 (Inception) through May 31, 2006

	Nine months ended May 31	Nine months ended May 31	Inception through May 31
	2006	2005	2006
	$	$	$
Cash flows from Operating Activities
Net loss	(26,708)	(5,609)	(49,636)
Adjustments to reconcile net loss to cash used by operation activities:
Expenses paid by shareholder	-	-	100
Change in current assets and liabilities
Inventory	(1,400)	-	(1,400)
Accounts payable	(3,970)	6,702	4,924
Net cash provided by (used in) operating activities	(32,078)	1,093	(46,012)
Cash flows from Financing Activities
Proceeds from common stock	950	-	70,450
Proceeds from shareholder advances	-	-	16,500
Re-payments of shareholder advances	(11,500)	-	(16,500)
Net cash provided by (used in) financing activities	(10,550)	-	70,450
Increase (decrease) in cash	(42,628)	1,093	(46,012)
Cash, beginning of period	67,066	1,205	-
Cash, end of period	24,438	2,298	24,438
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
NON-CASH TRANSACTION
Inventory purchased by shareholder	-	-	1,000
Common stock issued for subscription receivable	-	-	950

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
May 31, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's annual statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in form 10-KSB, have been omitted.

NOTE 2 SHAREHOLDER ADVANCES

Advances from a major shareholder were used to pay for general and administrative expenses. The advances were due on demand, and are to be repaid as cash becomes available. During the period ending February 28, 2006, the shareholder was repaid in full.

NOTE 3 RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2006, the sole director of the Company, Ms. Vanessa Avila and her wholly owned consulting firm were paid approximately $9,300 comprised of $7,600 in consulting fees and $1,700 in reimbursements for expenses.

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. Management did not purchase shares. We have now commenced operations.

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

Marketing, Advertising and Promotion

We intend to pursue strategic advertising and marketing campaigns. We intend to implement an aggressive online advertising and marketing campaign to increase awareness of our name and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of strategic relationships. Initially, we will concentrate our efforts on the sale of jewelry on our e-commerce website, www.shoptortuga.com, and in select third party retail locations. We will seek to promote its website and attract visitors to it by becoming predominant on major search engines and banner advertisements on highly trafficked web sites that appeal to our target audience. In addition, we will promote our website and our products by conventional advertising and marketing. In November 2005, some of our jewelry designed by our President Vanessa Avila was featured in a fashion show during Fashion Week Vancouver 2005.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2007.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending May 31, 2007.

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

Any negative changes to international trade agreements and regulations especially NAFTA or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions, or limiting the countries where we might market and sell our products, could have an adverse effect on our business. We import all of our products from Mexico and any negative changes to NAFTA, to which both Canada and Mexico are signatories, would have an adverse effect on our business.

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

At May 31, 2006, there was a working capital of $20,914.

At May 31, 2006, our total assets were $25,838, which consisted of $24,438 cash and $1,400 inventory.

At May 31, 2006, our total current liabilities were $4,924.

For the three months ended May 31, 2006 we incurred expenditures of $11,183 and posted losses of $11,183. For the three months ending May 31, 2005 we incurred expenditures of $1,116 and posted losses of $1,116 with a gross profit of $0. From inception to May 31, 2006 we incurred losses of $49,636. The principal components of the losses since inception through May 31, 2006 were administrative expenses of $42,132 and consulting fees to director Ms. Vanessa Avila of $7,600.

Operating expenses for the three months ending May 31, 2006 were $11,183. Operating expenses for the three months ending May 31, 2005, which were $1,116. Operating expenses since inception to May 31, 2006 were $53,315.

At May 31, 2006, we had cash on hand of $24,438. We may require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We recently completed a financing in which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 682,500 shares of common stock at a price of $0.10 per share.

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

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: July 14, 2006	Vanessa Avila, President and CEO (Principal Executive Officer) and
/s/ Eduardo Avila
Date: July 14, 2006	Eduardo Avila, CFO (Principal Accounting Officer) and Director