Form 10KSB
period 2006-08-31
TORTUGA MEXICAN IMPORTS INC
filed 2006-12-14
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $2,450

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

2,790,050 common shares issued and outstanding as of November 15, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  [ ]   No  [X]

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

Our Business - General

We were incorporated on April 17, 2002, under the laws of the State of Nevada. We have commenced limited operations, and have generated revenue of $6,498 to date. We are still a development stage corporation.

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

We commenced sales of our products through our e-commerce website in June 2006. Our website accepts payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta. We have generated $6,498 in revenues to date.

On June 1, 2006 The Company acquired Tortuga Canada, a Canadian private Company wholly owned by the President of the Company, Ms. Avila. Before the acquisition the Company was indebted to Tortuga Canada for $580. Upon acquisition the Company issued Tortuga Canada 5,550 common shares at $0.10 per share, which was the price of the Company's latest private placement, for a total of $555 with the residual of the debt forgiven by Tortuga Canada.

Products

Jewelry

Our jewelry will be comprised of various materials, however; we intend to incorporate silverware into the majority of the pieces we offer. The silverware will be purchased primarily from the town of Taxco, in the State of Guerrero, Mexico. The silverware we offer is characterized by diversity of design, high quality and originality. We offer unique necklaces, bracelets, earrings, rings, broaches, pendants, ornaments, cufflinks and key rings. Each piece of our silver is stamped with a "925". This certification means that there are 925 parts of silver in every 1000 parts of its metal content.

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

Marketing, Advertising and Promotion

We intend to pursue strategic advertising and marketing campaigns. We intend to implement an aggressive online advertising and marketing campaign to increase awareness of our name and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of strategic relationships. Initially, we will concentrate our efforts on the sale of jewelry on our e-commerce website, www.shoptortuga.com and in select third party retail locations. We will seek to promote our website and attract visitors to it by becoming predominant on major search engines and banner advertisements on highly trafficked web sites that appeal to our target audience. In addition, we will promote our website and our products by conventional advertising and marketing. In November 2005, some of our jewelry designed by our President Vanessa Avila was featured in a fashion show during Fashion Week Vancouver 2005. In June 2006, we commenced online sales of our products on our website.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2007.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending August 31, 2007.

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

Item 2. Description of Property.

Our administrative office is located at Suite 219-10654 82nd Avenue NW, Edmonton, Alberta, T6E 2A7 and our telephone number is (780) 710-9840. We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary to store inventory, package and label our products, and for office administration. We have two website addresses, our original site, www.tortuga-imports.com, as well as our new site, www.shoptortuga.com.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of November 15, 2006 there were 57 holders of record of our common stock. As of such date, 2,790,050 common shares were issued and outstanding. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "TTGX".

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

Item 6. Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending August 31, 2006 we posted losses of $29,966 as compared to losses of $6,866 for the year ended August 31, 2005. Inception through August 31, 2006 losses total $52,894. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2006, we had cash of $24,786.

At August 31, 2005 our total assets were $68,016. The increase in assets is a result of our recent SB-2 offering in which we raised $68,450.

As of August 31, 2006, our total liabilities were $7,975 comprised primarily of accounts payable and accrued expenses. This compares to our total liabilities of $20,394 at August 31, 2005.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$20,000
Operations
Website Development and Promotion Catalogue Development and Printing	$5,000 $10,000
Working Capital	$18,000
Total	$53,000

As of August 31, 2006, we had working capital of $18,211. We may require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 682,500 shares of common stock at a price of $0.10 per share.

On June 1, 2006 The Company acquired Tortuga Canada, a Canadian private Company wholly owned by the President of the Company, Ms. Avila. Before the acquisition the Company was indebted to Tortuga Canada for $580. Upon acquisition the Company issued Tortuga Canada 5,550 common shares at $0.10 per share, which was the price of the Company's latest private placement, for a total of $555 with the residual of the debt forgiven by Tortuga Canada.

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

Tortuga Mexican Imports Inc. (audited):

  Consolidated Independent Auditor's Report, dated November 29, 2006.

  Consolidated Balance Sheet at August 31, 2006.
  Consolidated Statements of Operations for the years ended August 31, 2006 and 2005, and for the period from April 17, 2002 (inception) to August 31, 2006.
  Consolidated Statements of stockholder's equity from April 17, 2002 (inception) to August 31, 2006.
  Consolidated Statements of Cash Flows for the years ended August 31, 2006 and 2005, and for the period from April 17, 2002 (inception) to August 31, 2006.
  Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tortuga Mexican Imports, Inc.
(A Development Stage Company)
Edmonton, Alberta, Canada

We have audited the accompanying consolidated balance sheet of Tortuga Mexican Imports, Inc. as of August 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from April 17, 2002 (Inception) through August 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tortuga Mexican Imports, Inc. as of August 31, 2006, and the results of its operations and its cash flows for each of the two years then ended and for the period from April 17, 2002 (Inception) through August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to fund our working capital requirements and execute our business plan raise substantial doubt about our ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas

November 29, 2006

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
August 31, 2006

ASSETS
Current assets:
Cash	$ 24,786
Inventory	1,400
Total current assets Total assets	26,186 $ 26,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: Accounts payable and accrued expenses	$7,975
Total current liabilities Total liabilities	7,975 7,975
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,790,050 shares issued and outstanding	2,790
Additional paid-in-capital	68,315
Deficit accumulated during the development stage	(52,894)
Total Stockholders' Equity	18,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 26,186

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2006 and 2005 and the
Period from April 17, 2002 (Inception) through August 31, 2006

	Year ended	Year ended	Inception through
	August 31, 2006	August 31, 2005	August 31, 2006
Revenue	$2,450	$1,501	$6,498
Cost of goods sold	333	-	1,333
Gross profit	2117	1,501	5,165
Expenses:
General and administrative	32,091	8,367	58,067
	(29,974)	(6,866)	(52,902)
Other income (expenses)
Foreign exchange gain	8	-	8
Net loss	($29,966)	($6,866)	($52,894)
Net loss per share:
Basic and diluted	($0.01)	($0.00)
Weighted average shares
outstanding:
Basic and diluted	2,785,884	2,214,396

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from April 17, 2002 (Inception) through August 31, 2006

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash	2,000,000	$2,000	$ -	$ -	$2,000
Issuance of common stock for services	100,000	100	-	-	100
Net loss	-	-	-	(2,124)	(2,124)
Balance, August 31, 2002	2,100,000	2,100	-	(2,124)	(24)
Net loss	-	-	-	(3,265)	(3,265)
Balance, August 31, 2003	2,100,000	2,100	-	(5,389)	(3,289)
Net loss	-	-	-	(10,673)	(10,673)
Balance, August 31, 2004	2,100,000	2,100	-	(16,062)	(13,962)
Issuance of common stock for cash	684,500	685	67,765	-	68,450
Net loss	-	-	-	(6,866)	(6,866)
Balance, August 31, 2005	2,784,500	2,785	67,765	(22,928)	47,622
Issuance of common stock for acquisition of subsidiary	5,550	5	550	-	555
Net loss	-	-	-	(29,966)	(29,966)
Balance, August 31, 2006	2,790,050	$2,790	$68,315	($52,894)	$18,211

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended August 31, 2006 and 2005 and the
Period from April 17, 2002 (Inception) through August 31, 2006

	Year Ended August 31, 2006	Year Ended August 31, 2005	Inception through August 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (29,966)	$ (6,866)	$ (52,894)
Adjustments to reconcile net deficit to cash used by operating activities:
Common stock issued for services	555	-	655
Impairment	-	-	400
Change in current assets and liabilities
Inventory	(1,400)	-	(800)
Accounts payable and accrued expenses	(919)	8,227	7,975
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,730)	1,361	(44,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of subscriptions receivable	-	67,500	69,500
proceeds from share subscription receivable	950	-	950
Advances by Shareholder	-	-	15,500
Payments to shareholders	(11,500)	(3,000)	(16,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(10,550)	64,500	69,450
NET INCREASE IN CASH	(42,280)	65,861	24,786
Cash, beginning of period	67,066	1,205	-
Cash, end of period	$ 24,786.	$ 67,066	$ 24,786
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTION
Inventory purchased by shareholder	$ -	$ -	$1,000

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Tortuga Mexican Imports, Inc. ("Tortuga" or "Company") was incorporated in Nevada on April 17, 2002, to sell jewelry, furniture and other Mexican handcrafted products. On June 1, 2006 Tortuga acquired Tortuga Mexican Imports Canada Inc. ("Tortuga Canada"), a Canadian private company incorporated under the federal laws of Canada. Tortuga Canada will be used for the purpose of marketing the Company's products in Canada.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At August 31, 2006, the Company has working capital deficit of $18,211 and has incurred losses since inception of $52,894. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

Recent Accounting Pronouncements

Tortuga does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Tortuga's results of operations, financial position or cash flow.

NOTE 3 - INCOME TAXES

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

The provision for refundable Federal income tax consists of the following:

August 31, 2006
Refundable Federal income tax attributable to:
Current Operations	$ 10,000
Less, Change in valuation allowance	(10,000)
Net refundable amount	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 18,000
Less, Change in valuation allowance	(18,000)
Net deferred tax asset	$ -

At August 31, 2006, Tortuga had an unused net operating loss carryover approximating $53,000 that is available to offset future taxable income; it expires beginning in 2022.

NOTE 3 - COMMON STOCK

At inception, Tortuga issued 2,100,000 shares of stock to its two founding shareholders for $2,000 cash and $100 of services.

In July 2005, the Company raised $68,450 from the sale of 684,500 common shares pursuant to the Company's SB2 registration statement declared effective on February 22, 2005. $950 of the cash payment for these shares were received in the current year.

In June 2006, the Company issued 5,550 shares of stock at the market value of $555 to acquire Tortuga Canada (Note 6).

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

NOTE 5 - ADVANCES - SHAREHOLDER

The advances from a major shareholder were used to pay for general and administrative expenses. The advances are due on demand, and are to be repaid as cash becomes available. Since inception, the shareholder advanced the Company $15,500 in cash and purchased inventory on behalf of the Company for $1,000. As of August 31, 2006, the entire debt owed to the shareholder was paid off.

NOTE 6 - ACQUISITION OF TORTUGA CANADA

On June 1, 2006, the Company acquired Tortuga Canada, a Canadian private company wholly owned by the President and majority shareholder of the Company, Ms. Avila. The Company issued 5,550 common shares for 100% of Tortuga Canada. The common shares were valued at $0.10 or the price of the Company's latest private placement, for total consideration of $555. The Company recorded the exchange of shares between entities under common control at historical cost in a manner similar to a pooling of interests. Tortuga Canada will assume the responsibility of marketing the product in Canada.

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

During the fiscal years ended August 31, 2004 and 2003 and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated September 8, 2004 was filed as Exhibit 16 to our Form 8-K filed on September 10, 2004. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Vanessa Avila	President, Secretary & Director	31	April 17, 2002
Eduardo Avila	Treasurer & Director	34	October 5, 2005

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

Since 2003, Mr. Avila has been chief economist at Prognosis, an economic analysis firm in Mexico City. During this time, Mr. Avila has written part time for the Latin financial magazine "Inversionista".

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

Item 10. Executive Compensation.

Neither of our executive officers received any cash or other compensation during the fiscal years ended August 31, 2006, 2005 and 2004.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2006 and 2005 to our executive officers and directors. There were no stock options outstanding as at August 31, 2006. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

We intend to continue to pay consulting fees to our directors and officers in the future as we determine necessary. In addition, we intend to compensate our directors in the future with stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee that may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may also award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of November 15, 2006, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vanessa Avila	2,000,000 common shares	72%
Directors and Officers (as a group)	2,000,000 common shares	72%

(1) Based on 2,790,050 shares outstanding as of November 15, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

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

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

(31) Section 302 Certification

31.1 Certification of Vanessa Avila.

31.2 Certification of Eduardo Avila.

(32) Section 906 Certification

32.1 Certification of Vanessa Avila.

32.2 Certification of Eduardo Avila

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 were $9,150.

Audit Related Fees

For the fiscal year ended August 31, 2006, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended August 31, 2006, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

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
Date: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Vanessa Avila
Vanessa Avila, President, Secretary and Director (Principal Executive Officer)
Date: December14, 2006

By: /s/ Eduardo Avila
Eduardo Avila, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: December 14, 2006, 2006