Form 10QSB
period 2006-11-30
TORTUGA MEXICAN IMPORTS INC
filed 2007-01-22
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,790,050 common shares issued and outstanding as of January 14, 2007

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
November 30, 2006

(unaudited)

ASSETS
Current assets:
Cash	$ 19,294
Inventory	1,400
Total current assets	20,694
Total assets	$ 20,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 10,745
Total current liabilities	10,745
Total liabilities	10,745
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,790,050 shares issued and outstanding	2,790
Additional paid-in-capital	68,315
Deficit accumulated during the development stage	(61,156)
Total stockholders' equity	9,949
Total liabilities and stockholders' equity	$ 20,694

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2006 and 2005 and the
Period from April 17, 2002 (Inception) through November 30, 2006

(unaudited)

	Three Months Ended November 30, 2006	Three Months Ended November 30, 2005	Inception through November 30, 2006
Revenue	$ 616	$ 631	$ 7,114
Cost of goods sold	-	-	1,333
Gross profit	616	631	5,781
Expenses:
General and administrative	(8,878)	(14,967)	(66,937)
Net operating loss	(8,262)	(14,336)	(61,156)
Net loss	$ (8,262)	$ (14,336)	$ (61,156)
Net loss per share:
Basic and diluted	$ (0.00)	$ ($0.01)
Weighted average shares
outstanding:
Basic and diluted	2,790,050	2,784,500

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended November 30, 2006 and 2005 and the
Period from April 17, 2002 (Inception) through August 31, 2006

(unaudited)

	Three Months Ended November 30, 2006	Three Months Ended November 30, 2005	Inception through November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,262)	$ (14,336)	$ (61,156)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	-	-	655
Impairment	-	-	400
Change in current assets and liabilities
Inventory	-	(1,400)	(800)
Accounts payable and accrued expenses	2,770	1,794	10,745
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,492)	(13,942)	(50,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of subscriptions receivable	-	-	69,500
Proceeds from share subscription receivable	-	950	950
Advances from shareholder	-	-	15,500
Payments to shareholders	-	(8,710)	(16,500)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(7,760)	69,450
NET INCREASE (DECREASE) IN CASH	(5,492)	(21,702)	19,294
Cash, beginning of period	24,786	67,066	-
Cash, end of period	$ 19,294	$ 45,364	$ 19,294
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTION
Inventory purchased by shareholder	$ -	$ -	$ 1,000

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's annual statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in form 10-KSB, have been omitted.

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

General

Our Business - General

We were incorporated on April 17, 2002, under the laws of the State of Nevada. We have commenced limited operations, and have generated revenue of $7,114 to date. We are still a development stage corporation.

We have launched our e-commerce site on the Internet for the purpose of engaging in the business of selling jewelry and crafts online. Our website is located at www.shoptortuga.com. Our initial website was located at www.tortuga-imports.com. This website has a link to our new recently launched website. Our website currently offers jewelry designed by our President, Vanessa Avila. Our jewelry is also currently for sale in select retail locations in Edmonton and Vancouver. We have imported jewelry and crafts to date but have not yet imported any furniture. We also import various materials, primarily silverware, which our President, Vanessa Avila, designs into jewelry which we offer for sale.

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. Management did not purchase shares. We have now commenced limited operations but are still a development stage company.

Current Business Operations

We have commenced operations. We have launched a new fully functional e-commerce website at www.shoptortuga.com. We have also placed our jewelry, designed by our President, Vanessa Avila, in a few select retail locations in Edmonton and Vancouver. In addition, our jewelry is also available at the Aydin Gallery located in the Tinsletown Mall in Vancouver. The jewelry has been placed on a consignment basis. We are also currently reviewing when we will develop catalogues featuring our jewelry along with Mexican furniture and crafts. We intend to distribute the catalogues to retailers, interior designers and decorators.

We commenced sales of our products through our e-commerce website in January 2006. Our website accepts payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta . We have generated $7,114 in revenues to date.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2007.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending November 30, 2007.

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

Page11

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

Plan of Operations - Next 12 Months

We have commenced limited operations, and have generated revenue of $7,114 to date. We are still a development stage corporation.

We have launched our e-commerce site on the Internet for the purpose of engaging in the business of selling jewelry and crafts online. Our new website is located at www.shoptortuga.com. Our initial website was located at www.tortuga-imports.com. This website has a link to our new recently launched website. Our website currently offers jewelry designed by our President, Vanessa Avila. Our jewelry is also currently for sale in select retail locations in Edmonton and Vancouver. We have imported jewelry and crafts to date but have not yet imported any furniture. We also import various materials, primarily silverware, which our President, Vanessa Avila, designs into jewelry which we offer for sale. We intend to continue to sell jewelry on our website and through select retail locations.

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Website Development and Promotion Catalogue Development and Printing	$3,000 $10,000
Working Capital	$10,000
Total	$33,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

  At November 30, 2006, there was a working capital of $9,949.
  At November 30, 2006, our total assets were $20,694 which consisted of $19,294 cash and $1,400 inventory.
  At November 30, 2006, our total current liabilities were $10,745.

For the three months ended November 30, 2006 we incurred expenditures of $8,878 and posted losses of $8,262. For the three months ending November 30, 2005 we incurred expenditures of $14,967 and posted losses of $14,336. From inception to November 30, 2006 we incurred losses of $61,156. The principal components of the losses since inception through November 30, 2006 were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the three months ending November 30, 2006 were $8,878. Operating expenses for the three months ending November 30, 2005, which were $14,967. Operating expenses since inception to November 30, 2006 were $66,937.

At November 30, 2006, we had cash on hand of $19,294. We may require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We have completed a financing in which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 682,500 shares of common stock at a price of $0.10 per share.

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

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: January 14, 2007	Vanessa Avila, President and CEO (Principal Executive Officer) and
/s/ Eduardo Avila
Date: January 14, 2007	Eduardo Avila, CFO (Principal Accounting Officer) and Director