Form 10QSB
period 2007-02-28
TORTUGA MEXICAN IMPORTS INC
filed 2007-05-03
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]　QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,110,450 common shares issued and outstanding as of April 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
February 28, 2007

(unaudited)

ASSETS
Current assets:
Cash	$ 6,045
Inventory	1,400
Total current assets	7,445
Total assets	$7,445
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,741
Total current liabilities	2,741
Total liabilities	2,741
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 225,000,000 shares authorized, 25,110,450 shares issued and outstanding	25,110
Additional paid-in-capital	45,995
Deficit accumulated during the development stage	(66,401)
Total stockholders' equity	4,704
Total liabilities and stockholders' equity	$ 7,445

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2007 and 2006 and the
Period from April 17, 2002 (Inception) through February 28, 2007
(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,		Inception through
	2007	2006	2007	2006	February 28, 2007
Revenue	$ 108	$ -	$ 724	$ 631	$ 7,222
Cost of goods sold	-	-	-	-	1,333
Gross profit	108	-	724	631	5,889
Expenses:
General and administrative	5,353	1,821	14,231	16,156	72,290
Net operating loss	(5,245)	(1,821)	(13,507)	(15,525)	(66,401)
Net loss	$ (5,245)	$ (1,821)	$ (13,507)	$ (15,525)	$ (66,401)
Net loss per share:
Basic and diluted	$ (0.00)	$ ( $0.00)	$ (0.00)	$ ($0.00)
Weighted average shares
outstanding:
Basic and diluted	25,110,450	25,060,500	25,110,450	25,060,500

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended February 28, 2007 and 2006 and the
Period from April 17, 2002 (Inception) through February 28, 2007
(Unaudited)

	Six Months Ended February 28, 2007	Six Months Ended February 28, 2006	Inception through February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($13,507)	($15,525)	($66,401)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	-	-	655
Impairment	-	-	400
Change in current assets and liabilities
Inventory	-	(1,400)	(800)
Accounts payable and accrued expenses	(5,234)	(4,956)	2,741
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,741)	(21,881)	(63,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of subscriptions receivable	-	-	69,500
Proceeds from share subscription receivable	-	950	950
Advances from shareholder	-	-	15,500
Payments to shareholders	-	(11,500)	(16,500)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(10,550)	69,450
NET INCREASE (DECREASE) IN CASH	(18,741)	(32,431)	6,045
Cash, beginning of period	24,786	67,066	-
Cash, end of period	$ 6,045	$ 34,635	$ 6,045
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTION
Inventory purchased by shareholder	$ -	$ -	$ 1,000

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's annual statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in form 10-KSB, have been omitted..

NOTE - COMMON STOCK

On January 30, 2007, the board of directors approved a nine (9) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. Tortuga amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue nine shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on March 1, 2007. As a result, the authorized capital increased from 25,000,000 to 225,000,000 shares of common stock with a par value of $0.001. The stock split is presented retroactively in these financial statements.

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

General

Our Business - General

We were incorporated on April 17, 2002, under the laws of the State of Nevada. We have commenced limited operations, and have generated revenue of $7,222 to date. We are still a development stage corporation. On January 30, 2007, we approved a nine (9) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. Tortuga amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue nine shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on March 1, 2007. As a result, the authorized capital increased from 25,000,000 to 225,000,000 shares of common stock with a par value of $0.001.

We have recently launched our e-commerce site on the Internet for the purpose of engaging in the business of selling jewelry and crafts online. Our new website is located at www.shoptortuga.com. Our initial website was located at www.tortuga-imports.com. This website has a link to our new recently launched website. Our website currently offers jewelry designed by our President, Vanessa Avila. Our jewelry is also currently for sale in select retail locations in Edmonton and Vancouver. We have imported jewelry and crafts to date but have not yet imported any furniture. We also import various materials, primarily silverware, which our President, Vanessa Avila, designs into jewelry which we offer for sale.

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

Our business plan is to offer Mexican jewelry, furniture and crafts. Originally we intended to immediately commence the purchasing of furniture, crafts and jewelry, including the production of a detailed color catalogue of furniture after the completion of our SB-2 offering. However, we have conducted market research since then and, based in large part on the positive response to the limited quantities of jewelry we have imported and sold, we have determined that we will initially focus on the sale of jewelry on our website and may not immediately commence the importation of furniture and the production of a catalogue. In addition, we plan on offering our jewelry in select third party retail locations. Our original business plan did not contemplate selling our jewelry in third party retail locations.

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

We anticipate commencing sales of our products through our e-commerce website in January 2006. Our website accepts payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta . We have generated $7,222 in revenues to date.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2008.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2008.

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

Plan of Operations - Next 12 Months

We have commenced limited operations, and have generated revenue of $7,222 to date. We are still a development stage corporation.

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

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Website Development and Promotion Catalogue Development and Printing	$2,000 $10,000
Working Capital	$10,000
Total	$32,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At February 28, 2007, there was a working capital of $4,704.

At February 28, 2007, our total assets were $7,445 which consisted of $6,045 cash and $1,400 inventory.

At February 28, 2007, our total current liabilities were $2,741.

For the three months ended February 28, 2007 we incurred expenditures of $5,353 and posted losses of $5,245. For the three months ending February 28, 2006 we incurred expenditures of $1,821 and posted losses of $1,821 with a gross profit of $0. From inception to February 28, 2007 we incurred losses of $66,401 The principal components of the losses since inception through February 28, 2007 were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the three months ending February 28, 2007 were $5,353. Operating expenses for the three months ending February 28, 2006, which were $1,821. Operating expenses since inception to February 28, 2007 were $66,401.

At February 28, 2007, we had cash on hand of $6,045. We may require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 6,142,500 shares of common stock at a price of $0.10 per share.

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

Item　3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: May 1, 2007	Vanessa Avila, President and CEO (Principal Executive Officer) and
/s/ Eduardo Avila
Date: May 1, 2007	Eduardo Avila, CFO (Principal Accounting Officer) and Director