Form 10QSB
period 2007-05-31
TORTUGA MEXICAN IMPORTS INC
filed 2007-07-23
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:　　25,110,4500 common shares issued and outstanding as of July 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

____________________________________________________________________________

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
May 31, 2007

(unaudited)

ASSETS
Current assets:
Cash	$ 946
Total current assets	946
Total assets	$ 946
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 4,841
Total current liabilities	4,841
Total liabilities	4,841
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 225,000,000 shares authorized, 25,110,450 shares issued and outstanding	25,110
Additional paid-in-capital	45,995
Deficit accumulated during the development stage	(75,000)
Total stockholders' deficit	(3,895)
Total liabilities and stockholders' deficit	$ 946

See accompanying summary of accounting policies and notes to financial statements.

____________________________________________________________________________

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2007 and 2006 and the
Period from April 17, 2002 (Inception) through May 31, 2007
(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,		Inception through
	2007	2006 (restated)	2007	2006 (restated)	May 31, 2007
Revenue	$ 179	$ 774	$ 903	$ 1,405	$ 7,401
Cost of goods sold	-	-	-	-	1,333
Gross profit	179	774	903	1,405	6,068
Expenses:
Inventory write-down	1,400	-	1,400	-	1,400
General and administrative	7,378	11,347	21,609	27,503	79,668
Total expenses	8,778	11,347	23,009	27,503	81,068
Net operating loss	(8,599)	(10,573)	(22,106)	(26,098)	(75,000)
Net loss	$ (8,599)	$ (10,573)	$ (22,106)	$ (26,098)	$ (75,000)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares
outstanding:
Basic and diluted	25,110,450	25,060,500	25,110,450	25,060,500

See accompanying summary of accounting policies and notes to financial statements.

____________________________________________________________________________

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended May 31, 2007 and 2006 and the
Period from April 17, 2002 (Inception) through May 31, 2007
(Unaudited)

	Nine Months Ended May 31, 2007	Nine Months Ended May 31, 2006 (restated)	Inception through May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($22,106)	($26,098)	($75,000)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	-	-	655
Impairment	1,400	-	1,800
Change in current assets and liabilities
Inventory	-	(1,400)	(1,800)
Accounts payable and accrued expenses	(3,134)	(3,970)	4,841
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,840)	(31,468)	(69,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of subscriptions receivable	-	-	70,450
Proceeds from share subscription receivable	-	950	-
Advances from shareholder	-	-	16,500
Payments to shareholders	-	(11,500)	(16,500)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(10,550)	70,450
NET INCREASE (DECREASE) IN CASH	(23,840)	(42,018)	946
Cash, beginning of period	24,786	67,066	-
Cash, end of period	$ 946	$ 25,048	$ 946
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements.

____________________________________________________________________________

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

NOTE 2- COMMON STOCK

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

NOTE 3 - ACQUISITION OF TORTUGA CANADA

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

Operations for Tortuga Canada began in March of 2006 and as such will be retroactivity included in the consolidated balances as of May 31, 2006.　 The financial statements at May 31, 2006, have been restated to include Tortuga Canada as follows:

	As Originally Filed	Adjusted	Restated
Balance Sheet
Current Assets:
Cash	$ 24,438	$ 610	$ 25,048
Total Assets	$ 25,838	$ 610	$ 26,448
Statement of Operations
Revenue	$ 631	$ 774	$ 1,405
Gross Profit	$631	$ 774	$ 1,405
Expenses:
General and Administrative	$ 27,339	$ 164	$ 27,503
Net Loss	$ 26,708	$ 610	$ 26,908

____________________________________________________________________________

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

General

Our Business - General

We were incorporated on April 17, 2002, under the laws of the State of Nevada. We have commenced limited operations, and have generated revenue of $7,401 to date. We are still a development stage corporation. On January 30, 2007, we approved a nine (9) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. Tortuga amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue nine shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on March 1, 2007. As a result, the authorized capital increased from 25,000,000 to 225,000,000 shares of common stock with a par value of $0.001.

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

____________________________________________________________________________

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

____________________________________________________________________________

We anticipate commencing sales of our products through our e-commerce website in January 2006. Our website accepts payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta . We have generated $7,401 in revenues to date.

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

Furniture

We no longer intend to offer a line of rustic Mexican furniture.

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

____________________________________________________________________________

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2008.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending May 31, 2008.

____________________________________________________________________________

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

During the year ended August 31, 2005, we raised $68,450 of equity capital pursuant to our SB-2 Registration Statement and our management believes that we can sustain our operations for the next year from the proceeds of this offering. The future of our company will depend upon our ability to continue to obtain adequate orders for our products and prompt payment for our products. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

____________________________________________________________________________

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

____________________________________________________________________________

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

Plan of Operations - Next 12 Months

We have commenced limited operations, and have generated revenue of $7,401 to date. We are still a development stage corporation.

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

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Website Development and Promotion Catalogue Development and Printing	$2,000 $5,000
Working Capital	$8,000
Total	$25,000

____________________________________________________________________________

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At May 31, 2007, there was a working capital deficit of $3,895.

At May 31, 2007, our total assets were $946 which consisted of cash.

At May 31, 2007, our total current liabilities were $4,841.

For the nine months ended May 31, 2007, we incurred expenditures of $23,009 and posted losses of $22,106. For the nine months ending May 31, 2006, we incurred expenditures of $27,503 and posted losses of $26,098 with a gross profit of $1,405. From inception to May 31, 2007, we incurred losses of $75,000. The principal components of the losses since inception through May 31, 2007, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the nine months ending May 31, 2007, were $23,009. Operating expenses for the nine months ending May 31, 2006, which were $27,503. Operating expenses since inception to May 31, 2007, were $81,068.

At May 31, 2007, we had cash on hand of $946. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 682,500 shares of common stock at a price of $0.10 per share.

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

____________________________________________________________________________

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II: OTHER INFORMATION

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

____________________________________________________________________________

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

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: July 14, 2007	Vanessa Avila, President and CEO (Principal Executive Officer) and
/s/ Eduardo Avila
Date: July14, 2007	Eduardo Avila, CFO (Principal Accounting Officer) and Director

____________________________________________________________________________