Form 10KSB
period 2007-08-31
TORTUGA MEXICAN IMPORTS INC
filed 2007-12-14
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

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

Yes　[X] No　[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,071.

_________________________________________________________________

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

25,110,450 common shares issued and outstanding as of November 29, 2007.

Transitional Small Business Disclosure Format (Check one):Yes [ ] / No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

_________________________________________________________________

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

Our Business - General

We were incorporated on April 17, 2002, under the laws of the State of Nevada. We have commenced limited operations, and have generated revenue of $7,569 to date. We are still a development stage corporation.

_________________________________________________________________

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

History

From 1995 to 1997, Ms. Avila, one of our directors, traveled extensively throughout the country of Mexico. During this time, Ms. Avila came in contact with various producers of fine furniture, jewelry and Mexican crafts. Ms. Avila was impressed by the opportunity she saw to obtain exceptional Mexican furniture, jewelry and crafts and affect its reliable delivery to international buyers. Initially Ms. Avila was traveling throughout Mexico in pursuit of personal purchases. However, Ms. Avila soon realized that there was an opportunity to export these fine products abroad. Ms. Avila cultivated relationships and contacts with various producers throughout Mexico.

In the last two years, Ms. Avila has traveled extensively in Mexico and met a wide variety of individuals and companies that are offering products we intend to sell through our catalogues and on our e-commerce site.

_________________________________________________________________

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

Current Business Operations

We have recently commenced operations. We recently launched a new e-commerce website at www.shoptortuga.com. We have also placed our jewelry, designed by our President, Vanessa Avila, in a few select retail locations in Edmonton and Vancouver. In addition, our jewelry is also available at the Aydin Gallery located in the Tinsletown Mall in Vancouver. The jewelry has been placed on a consignment basis. We are also currently reviewing when we will develop catalogues featuring our jewelry along with Mexican furniture and crafts. We intend to distribute the catalogues to retailers, interior designers and decorators.

We commenced sales of our products through our e-commerce website in June 2006. Our website accepts payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta. We have generated $7,569 in revenues to date.

On June 1, 2006 The Company acquired Tortuga Canada, a Canadian private Company wholly owned by the President of the Company, Ms. Avila. Before the acquisition the Company was indebted to Tortuga Canada for $580. Upon acquisition the Company issued Tortuga Canada 49,950 common shares at $0.10 per share, which was the price of the Company's latest private placement, for a total of $555 with the residual of the debt forgiven by Tortuga Canada.

_________________________________________________________________

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

_________________________________________________________________

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

_________________________________________________________________

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2008.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending August 31, 2008.

_________________________________________________________________

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

We are in the early stages of our growth and we have only just begun to earn revenue, which makes it difficult to evaluate whether we will operate profitably.

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

_________________________________________________________________

Given our limited operating history, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

During the year ended August 31, 2005 we raised $68,450 of equity capital pursuant to our SB-2 Registration Statement. The future of our company will depend upon our ability to continue to obtain adequate orders for our products and prompt payment for our products. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

We have received a going concern opinion from our independent auditors

We have received a going concern opinion from our independent auditors LBB and Associates Ltd., LLP, concerning our August 31, 2007 financial statements. The independent auditor's report accompanying our August 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of c ash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

_________________________________________________________________

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

_________________________________________________________________

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

Our performance is substantially dependent upon the expertise of our President, Ms. Vanessa Avila, and other key management personnel, and our ability to continue to hire and retain personnel. Ms. Avila spends some of her time working with our company. It may be difficult to find sufficiently qualified individuals to replace Ms.　Avila or other key management personnel if we were to lose any one or more of them. The loss of Ms. Avila or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not maintain "key person" life insurance on any of our directors or senior executive officers.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

_________________________________________________________________

Item 2. Description of Property.

Our administrative office is located at Suite 219-10654 82nd Avenue NW, Edmonton, Alberta, T6E 2A7 and our telephone number is (780) 710-9840. We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary to store inventory, package and label our products, and for office administration. We have two website addresses, our original site, www.tortuga-imports.com as well as our new site, www.shoptortuga.com.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of November 15, 2007 there were 57 holders of record of our common stock. As of such date, 25,110,250 common shares were issued and outstanding. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "TTGX".

On April 9, 2007, our Board of Directors approved a nine (9) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that our Corporation will issue nine (9) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on March 1, 2007. As a result, our authorized capital has increased from 25,000,000 to 225,000,000 shares of common stock with a par value of $0.001 each. We issued nine (9) shares of common stock in exchange for every one (1) share of common stock issued and outstanding. This increased our issued and outstanding share capital from 2,790,050 shares of common stock to 25,110,450 shares of common stock.

Empire Stock Transfer, Las Vegas, Nevada 89128-8380 (Telephone: 702-988-1242; Facsimile: 702-988-1244) is the registrar and transfer agent for our common shares.

_________________________________________________________________

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

Item 6. Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending August 31, 2007 we posted losses of $27,252 as compared to losses of $29,966 for the year ended August 31, 2006. Inception through August 31, 2007 losses total $80,146. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2007, we had cash of $100.

At August 31, 2006 our total assets were $24,786. The decrease in assets is a result of continuing administrative expenses and a drop in revenue.

As of August 31, 2007, our total liabilities were $9,141 comprised primarily of accounts payable and accrued expenses. This compares to our total liabilities of $7,975 at August 31, 2006.

_________________________________________________________________

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Website Development and Promotion Catalogue Development and Printing	$2,500 $10,000
Working Capital	$15,000
Total	$37,500

As of August 31, 2007, we had negative working capital of $9,041. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 6,160,500 shares of common stock at a price of $0.10 per share.

On June 1, 2006 the Company acquired Tortuga Canada, a Canadian private Company wholly owned by the President of the Company, Ms. Avila. Before the acquisition the Company was indebted to Tortuga Canada for $580. Upon acquisition the Company issued Tortuga Canada 49,950 common shares at $0.10 per share, which was the price of the Company's latest private placement, for a total of $555 with the residual of the debt forgiven by Tortuga Canada.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

_________________________________________________________________

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning with our fiscal year 2008. Management does not believe the adoption of FIN 48 will have a material affect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for us beginning with our fiscal year 2009. Management does not believe the adoption of SFAS 157 will have a material affect on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. Management does not believe the adoption of SFAS 158 will have a material affect on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after August 31, 2006. We adopted SAB 108 during the fourth quarter of our fiscal year 2007. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for us beginning with our fiscal year 2009. Management does not believe the adoption of SFAS 159 will have a material affect on the financial statements.

_________________________________________________________________

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operation.

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

Report of Independent Registered Public Accounting Firm, dated November 29, 2007.

Consolidated Balance Sheet at August 31, 2007.

Consolidated Statements of Operations for the years ended August 31, 2007 and 2006, and for the period from April 17, 2002 (inception) to August 31, 2007.

Consolidated Statements of Stockholders' Deficit from April 17, 2002 (inception) to August 31, 2007.

Consolidated Statements of Cash Flows for the years ended August 31, 2007 and 2006, and the period from April 17, 2002 (inception) to August 31, 2007.

Notes to the Consolidated Financial Statements

_________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Tortuga Mexican Imports, Inc.
Edmonton, Alberta Canada

We have audited the accompanying consolidated balance sheet of Tortuga Mexican Imports, Inc. (the "Company") as of August 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period then ended and for the period from April 17, 2002 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tortuga Mexican Imports, Inc. as of August 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2007 raise substantial doubt about its ability to continue as a going concern. The 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
November 29, 2007

_________________________________________________________________

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
August 31, 2007

ASSETS
Current assets:
Cash	$ 100
Total current assets	100
Total assets	$100
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,141
Total current liabilities	9,141
Total liabilities	9,141
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 225,000,000 shares authorized, 25,110,450 shares issued and outstanding	25,110
Additional paid-in-capital	45,995
Deficit accumulated during the development stage	(80,146)
Total stockholders' deficit	(9,041)
Total liabilities and stockholders' deficit	$ 100

See accompanying summary of accounting policies and notes to financial statements.

_________________________________________________________________

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2007 and 2006 and the
Period From April 17, 2002 (Inception) through August 31, 2007

	Year Ended August 31,		Inception through
	2007	2006	August 31, 2007
Revenue	$ 1,071	$ 2,450	$ 7,569
Cost of goods sold	-	333	1,333
Gross profit	1,071	2,117	6,236
Expenses
Impairment of inventory	1,400	-	1,400
General and administrative	26,923	32,091	84,990
Total expenses	28,323	32,091	86,390
Net operating loss	(27,252)	(29,974)	(80,154)
Foreign exchange gain/loss	-	8	8
Net loss	$ (27,252)	$ (29,966)	$ (80,146)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	25,110,450	25,072,956

See accompanying summary of accounting policies and notes to financial statements.

_________________________________________________________________

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From April 17, 2002 (Inception) through August 31, 2007

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares *	Amount
Issuance of common stock for cash	18,000,000	$18,000	$ (16,000)	$ -	$2,000
Issuance of common stock for services *	900,000	900	(800)	-	100
Net loss	-	-	-	(2,124)	(2,124)
Balance, August 31, 2002	18,900,000	18,900	(16,800)	(2,124)	(24)
Net loss	-	-	-	(3,265)	(3,265)
Balance, August 31, 2003	18,900,000	18,900	(16,800)	(5,389)	(3,289)
Net loss	-	-	-	(10,673)	(10,673)
Balance, August 31, 2004	18,900,000	18,900	(16,800)	(16,062)	(13,962)
Issuance of common stock for cash	6,160,500	6,160	62,290	-	68,450
Net loss	-	-	-	(6,866)	(6,866)
Balance, August 31, 2005	25,060,500	25,060	45,490	(22,928)	47,622
Issuance of common stock for acquisition of subsidiary	49,950	50	505	-	555
Net loss	-	-	-	(29,966)	(29,966)
Balance, August 31, 2006	25,110,450	25,110	45,995	(52,894)	18,211
Net loss	-	-	-	(27,252)	(27,252)
Balance, August 31, 2007	25,110,450	$25,110	$45,995	($80,146)	($9,041)

*The common stock issued has been retroactively restated to reflect a forward stock split of 9 new shares for 1 old share, effective January 30, 2007.

See accompanying summary of accounting policies and notes to financial statements.

_________________________________________________________________

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended August 31, 2007 and 2006 and the
Period from April 17, 2002 (Inception) through August 31, 2007

	Year Ended August 31, 2007	Year Ended August 31, 2006	Inception through August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($27,252)	($29,966)	($80,146)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	-	555	655
Impairment of inventory	1,400	-	1,800
Change in current assets and liabilities
Inventory	-	(1,400)	(1,800)
Accounts payable and accrued expenses	1,166	(919)	9,141
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,686)	(31,730)	(70,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of subscriptions receivable	-		70,450
Proceeds from share subscription receivable	-	950	-
Advances from shareholder	-	-	16,500
Payments to shareholders	-	(11,500)	(16,500)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(10,550)	70,450
NET INCREASE (DECREASE) IN CASH	(24,686)	(42,280)	100
Cash, beginning of period	24,786	67,066	-
Cash, end of period	$ 100	$ 24,786	$ 100
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements.

_________________________________________________________________

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Tortuga Mexican Imports, Inc. ("Tortuga" or "the Company") was incorporated in Nevada on April 17, 2002, to sell jewelry, furniture and other Mexican handcrafted products. On June 1, 2006 Tortuga acquired Tortuga Mexican Imports Canada Inc. ("Tortuga Canada"), a Canadian private company incorporated under the federal laws of Canada. Tortuga Canada will be used for the purpose of marketing the Company's products in Canada.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At August 31, 2007, the Company has working capital deficit of $9,041 and has incurred losses since inception of $80,146. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

_________________________________________________________________

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

Development Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

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

_________________________________________________________________

Impairment of Inventory

The Company reviews inventory for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2007 and 2006, the Company recorded an impairment loss of $1,400, $0, respectively.

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

The provision for refundable Federal income tax consists of the following:

	August 31, 2007	August 31, 2006
Refundable Federal income tax attributable to:
Current Operations	$ 9,000	$ 10,000
Less, Change in valuation allowance	(9,000)	(10,000)
Net refundable amount	$ -	$ -

_________________________________________________________________

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2007	August 31, 2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 27,000	$ 18,000
Less, Change in valuation allowance	(27,000)	(18,000)
Net deferred tax asset	$ -	$ -

At August 31, 2007, Tortuga had an unused net operating loss carryover approximating $80,000 that is available to offset future taxable income; it expires beginning in 2022.

NOTE 4 - COMMON STOCK

At inception, Tortuga issued 18,900,000 shares of stock to its two founding shareholders for $2,000 cash and $100 of services.

In July 2005, the Company raised $68,450 from the sale of 6,160,500 common shares pursuant to the Company's SB2 registration statement declared effective on February 22, 2005. $950 of the cash payment for these shares was received in the current year.

In June 2006, the Company issued 49,950 shares of stock at the market value of $555 to acquire Tortuga Canada (Note 5).

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

NOTE 5 - RELATED PARTY TRANSACTIONS

All purchases and sales transactions for Tortuga are carried out by the Director and President of the Company. Tortuga neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

_________________________________________________________________

During the years ended August 31, 2007 and 2006, the Company paid consulting fees of $10,190 and $8,580, respectively, to an officer of the Company.

NOTE 6 - ACQUISITION OF TORTUGA CANADA

On June 1, 2006, the Company acquired Tortuga Canada, a Canadian private company wholly owned by the President and majority shareholder of the Company, Ms. Avila. The Company issued 49,950 common shares for 100% of Tortuga Canada. The common shares were valued at $0.10 or the price of the Company's latest private placement, for total consideration of $555. The Company recorded the exchange of shares between entities under common control at historical cost in a manner similar to a pooling of interests. Tortuga Canada will assume the responsibility of marketing the product in Canada.

Operations for Tortuga Canada began in March of 2006 and as such is retroactively included in the consolidated balances as of May 31, 2006.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

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

_________________________________________________________________

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Vanessa Avila	President, Secretary & Director	31	April 17, 2002
Eduardo Avila	Treasurer & Director	34	October5, 2005

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

Ms. Avila is currently a professor of Spanish instructor at the University of British Columbia, Vancouver, Canada.

Ms. Avila completed a Masters degree in Linguistics at the University of Alberta in 2005.

From 2001 through to the summer of 2004, Ms. Avila was a Spanish instructor at the University of Alberta in Edmonton, Canada teaching entry-level full credit Spanish courses and upper level advanced courses.

_________________________________________________________________

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

Since 2006, Mr. Avila has been a chief economist at Monex, a stock brokerage firm in Mexico City.

Since 2003, Mr. Avila was a chief economist at Prognosis, an economic analysis firm in Mexico City. During this time, Mr. Avila has written part time for latin financial magazine "Inversionista".

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

_________________________________________________________________

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

_________________________________________________________________

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our August 31, 2005 annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tortuga Mexican Imports Inc., Suite 219 - 10654 82 Ave NW, Edmonton, Alberta, Canada T6E 2A7.

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

_________________________________________________________________

Item 10. Executive Compensation.

Vanessa Avila received $10,190 in cash or other compensation during the fiscal years ended August 31, 2007 and $8,580 during the fiscal years ended August 31, 2006.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2007 and 2006 to our executive officers and directors. There were no stock options outstanding as at August 31, 2007. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

_________________________________________________________________

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of November 15, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vanessa Avila	18,000,000 common shares	72%

Directors and Officers (as a group)	18,000,000 common shares	72%

(1) Based on 25,110,450 shares outstanding as of November 15, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

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

_________________________________________________________________

(31) Section 302 Certification

31.1 Certification of Vanessa Avila (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 15, 2005).

(32) Section 906 Certification

32.1 Certification of Vanessa Avila (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 15, 2005).

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2007 were $6,000.

Audit Related Fees

For the fiscal year ended August 31, 2007, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $4,800.

Tax Fees

For the fiscal year ended August 31, 2007, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates, LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or

_________________________________________________________________

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

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTUGA MEXICAN IMPORTS, INC.

By: /s/ Vanessa Avila
Vanessa Avila, President, Secretary and Director
Date: December 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Vanessa Avila
Vanessa Avila, President, Secretary and Director (Principal Executive Officer)
Date: December 13, 2007

By: /s/ Eduardo Avila
Eduardo Avila, Treasurer and Director (Principal Financial Officer
and Principal Accounting Officer)
Date: December 13, 2007

_________________________________________________________________