Form 10QSB
period 2007-11-30
TORTUGA MEXICAN IMPORTS INC
filed 2008-01-22
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,110,450 common shares issued and outstanding as of December 31, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [ ] No [X]

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
November 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$11,254
Total current assets	11,254
Total assets	$11,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$14,640
Total current liabilities	14,640
Total liabilities	14,640
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 225,000,000 shares
authorized, 25,110,450 shares issued and outstanding	25,110
Additional paid-in-capital	60,995
Deficit accumulated during the development stage	(89,491)
Total stockholders' deficit	(3,386)
Total liabilities and stockholders' deficit	$11,254

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2007 and 2006 and the
Period from April 17, 2002 (Inception) through November 30, 2007
(Unaudited)

	Three Months Ended November 30,		Inception through

	2007	2006	November 30, 2007

Revenue	$-	$616	$7,569
Cost of goods sold	-	-	1,333
Gross profit	-	616	6,236
Expenses:
Inventory write-down	-	-	1,400
General and	9,345	8,878	94,335
administrative
Total expenses	9,345	8,878	95,735
Net operating loss	(9,345)	(8,262)	(89,499)
Foreign exchange gain/loss	-	-	8
Net loss	$(9,345)	$(8,262)	$(89,491)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares
outstanding:
Basic and diluted	25,110,450	25,110,450

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended November 30, 2007 and 2006 and the
Period from April 17, 2002 (Inception) through November 30, 2007
(Unaudited)

	Three Months Ended
	November 30,		Inception through

	2007	2006	November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($9,345)	($8,262)	($89,491)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	-	-	655
Impairment	-	-	1,800
Change in current assets and liabilities
Inventory	-	-	(1,800)
Accounts payable and accrued expenses	5,499	2,770	14,640
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,846)	(5,492)	(74,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of subscriptions receivable	15,000	-	85,450
CASH FLOWS PROVIDED BY (USED IN) FINANCING	15,000	-	85,450
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	11,154	(5,492)	11,254
Cash, beginning of period	100	24,786	-
Cash, end of period	$11,254	$19,294	$11,254
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying summary of accounting policies and notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, Inc. ("Tortuga" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

In October, 2007 the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. As of November 30, 2007 the shares are not issued.

The $15,000 received for the 75,000 shares of the Company’s common stock was recorded to additional paid-in capital during the three months ended November 30, 2007. Upon issuance of the common stock, a reclassification will be made from additional paid-in capital to common stock for the par value of the shares issued.

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

Our Business – General

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. In October, 2007 the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. As of November 30, 2007 the shares are not issued.

Management did not purchase shares. We have now commenced operations.

Current Business Operations

We have recently commenced operations. We recently launched an e-commerce website at www.shoptortuga.com. We have also placed our jewelry, designed by our President, Vanessa Avila, in a few select retail locations in Edmonton and Vancouver. In addition, our jewelry is also available at the Aydin Gallery located in the Tinsletown Mall in Vancouver. The jewelry has been placed on a consignment basis. We are also currently reviewing when we will develop catalogues featuring our jewelry along with Mexican furniture and crafts. We intend to distribute the catalogues to retailers, interior designers and decorators.

We commenced sales of our products through our e-commerce website in 2006. Our website accepts payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta . We have generated $7,569 in revenues to date.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2008.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending November 30, 2008.

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

We may not be able to obtain the financing and capital required to maintain and grow our business.

We have incurred a net loss of $9,345 for the three months ended November 30, 2007. As of November 30, 2007, we had an accumulated deficit of $89,491. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent certified public accountants' report on the financial statements includes an explanatory paragraph stating that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things, which raises doubts about our ability to continue as a going concern.

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

We do not maintain “key person” life insurance on any of our directors or senior executive officers.

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

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000
Operations
Website Development and Promotion	$2,000
Catalogue Development and Printing	$5,000
Working Capital	$8,000
Total	$25,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At November 30, 2007, there was a working capital deficit of $3,386.

At November 30, 2007, our total assets were $11,254 which consisted of cash.

At November 30, 2007, our total current liabilities were $14,640.

For the three months ended November 30, 2007, we incurred expenditures of $9,345 and posted losses of $9,345. For the three months ending November 30, 2006, we incurred expenditures of $8,878 and posted losses of $8,262 with a gross profit of $616. From inception to November 30, 2007, we incurred losses of $89,491. The principal components of the losses since inception through November 30, 2007, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the three months ending November 30, 2007, were $9,345. Operating expenses for the three months ending November 30, 2006 which were $8,262. Operating expenses since inception to November 30, 2007, were $95,735.

At November 30, 2007, we had cash on hand of $11,254. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 682,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. As of November 30, 2007 the shares are not issued.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

TORTUGA MEXICAN IMPORTS INC.

/s/ Vanessa Avila
Date: January 18, 2008	Vanessa Avila, President and CEO (Principal Executive Officer) and

/s/ Eduardo Avila
Date: January 18, 2008	Eduardo Avila, CFO (Principal Accounting Officer) and Director