Form 10QSB
period 2008-02-29
TORTUGA MEXICAN IMPORTS INC
filed 2008-04-21
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,185,450 common shares issued and outstanding as of March 31, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [   ]   No [X]

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
February 29, 2008
(unaudited)

ASSETS

Current assets:

Cash	$1,489

Total current assets	1,489

Total assets	$1,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued expenses	$16,491

Total current liabilities	16,491

Total liabilities	16,491

Stockholders’ deficit:

Common stock, $.001 par value, 225,000,000 shares authorized, 25,185,450 shares issued and outstanding	25,185

Additional paid-in-capital	60,920

Deficit accumulated during the development stage	(101,107)

Total stockholders' deficit	(15,002)

Total liabilities and stockholders' deficit	$1,489

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended February 29, 2008 and February 28, 2007 and
from April 17, 2002 (Inception) through February 29, 2008
(unaudited)

	Three Months Ended		Six Months Ended		Inception through

	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008

Revenue	$-	$108	$-	$724	$7,569

Cost of goods sold	-	-	-	-	(1,333)

Gross profit	-	108	-	724	6,236

Expenses:

Inventory write-down	-	-	-	-	1,400

General and administrative	11,616	5,353	20,961	14,231	105,943

Total expenses	11,616	5,353	20,961	14,231	107,343

Loss from operations	(11,616)	(5,245)	(20,961)	(13,507)	(101,107)

Net loss	$(11,616)	$(5,245)	$(20,961)	$(13,507)	$(101,107)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	25,185,450	25,110,450	25,147,538	25,110,450

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended February 29, 2008 and February 28, 2007 and
Period from April 17, 2002 (Inception) through February 29, 2008
(Unaudited)

	Six Months Ended		Inception through
	February 29,	February 28,	February 29,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(20,961)	$(13,507)	$(101,107)
Adjustments to reconcile net loss to cash used by
operating activities:

Common stock issued for services	-	-	655
Impairment	-	-	1,800
Change in current assets and liabilities:
Inventory	-	-	(1,800)
Accounts payable and accrued expenses	7,350	(5,234)	16,491
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,611)	(18,741)	(83,961)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	15,000	-	85,450
CASH FLOWS PROVIDED BY (USED IN)
FINANCING	15,000	-	85,450
ACTIVITIES

NET INCREASE (DECREASE) IN CASH	1,389	(18,741)	1,489
Cash, beginning of period	100	24,786	-
Cash, end of period	$1,489	$6,045	$1,489
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

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

NOTE 2 - COMMON STOCK
In October, 2007 the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. As of February 29, 2008 the shares were issued.

NOTE 3 - RELATED PARTY TRANSACTIONS
During the six months ended February 29, 2008 and February 28, 2007, the Company paid consulting fees to the director in the amount of $4,000 and $6,425, respectively.

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. In October, 2007 the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. As of February 29, 2008 the shares were issued.

Management did not purchase shares. We have now commenced limited operations, but remain a development stage enterprise.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2009.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2009.

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

We have incurred a net loss of $11,616 for the three months ended February 29, 2008. As of February 29, 2008, we had an accumulated deficit of $101,107. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent certified public accountants' report on the financial statements includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations

Website Development and Promotion	$2,000

Catalogue Development and Printing	$5,000

Working Capital	$18,000

Total	$35,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At February 29, 2008, there was a working capital deficit of $15,002.

At February 29, 2008, our total assets were $1,489 which consisted of cash.

At February 29, 2008, our total current liabilities were $16,491.

For the six months ended February 29, 2008, we incurred expenditures of $20,961 and posted losses of $20,961. For the six months ending February 28, 2007, we incurred expenditures of $14,231 and posted losses of $13,507 . From inception to February 29, 2008, we incurred losses of $101,107. The principal components of the losses since inception through February 29, 2008, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the six months ending February 29, 2008, were $20,961. Operating expenses for the six months ending February 28,2007 which were $14,231. Operating expenses since inception to February 29, 2008, were $101,107.

For the three months ended February 29, 2008, we incurred expenditures of $11,616 and posted losses of $11,616. For the three months ending February 28, 2007, we incurred expenditures of $5,353 and posted losses of $5,245. From inception to February 29, 2008, we incurred losses of $101,107. The principal components of the losses since inception through February 29, 2008, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the three months ending February 29, 2008, were $11,616. Operating expenses for the three months ending February 28,2007 which were $5,353. Operating expenses since inception to February 29, 2008, were $101,107.

At February 29, 2008, we had cash on hand of $1,489. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. As of February 29, 2008 the shares are not issued.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 29, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: April 21, 2008	Vanessa Avila, President and CEO (Principal Executive
Officer) and
/s/ Eduardo Avila
Date: April 21, 2008	Eduardo Avila, CFO (Principal Accounting Officer) and
Director