Form 10-Q
period 2008-05-31
TORTUGA MEXICAN IMPORTS INC
filed 2008-07-18
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,185,450 common shares issued and outstanding as of July 14, 2008

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [ ] No [X]

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	May 31, 2008	August 31, 2007
	$	$
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	188	100
Total Current Assets	188	100
Total Assets	188	100

LIABILITIES AND SHAREHOLDERS ’DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	18,441	9,141
Total Current Liabilities	18,441	9,141
Total Liabilities	18,441	9,141

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 225,000,000 shares authorized,
25,185,450 and 25,110,450 shares issued and outstanding at May 31,
2008 and August 31, 2007 respectively	25,185	25,110
Additional paid in capital	60,920	45,995
Deficit accumulated during the development stage	(104,358)	(80,146)
Total Stockholders’ Deficit	(18,253)	(9,041)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	188	100

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2008 and 2007 and
from April 17, 2002 (Inception) through May 31, 2008
(unaudited)

					Inception
	Three Months Ended		Nine Months Ended		through
	May 31,		May 31,		May 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$

REVENUE	–	179	–	903	7,569
COST OF GOODS SOLD	–	–	–	–	(1,333)
GROSS PROFIT	–	179	–	903	6,236

EXPENSES
Inventory write-down	–	1,400	–	1,400	1,400
General and administrative	3,251	7,378	24,212	21,609	109,194
Total Expenses	3,251	8,778	24,212	23,009	110,594
Loss from operations	(3,251)	(8,599)	(24,212)	(22,106)	(104,358)
NET LOSS	(3,251)	(8,599)	(24,212)	(22,106)	(104,358)
NET PROFIT (LOSS) PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	25,185,450	25,110,450	25,160,268	25,110,450

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2008 and 2007 and
Period from April 17, 2002 (Inception) through May 31, 2008
(Unaudited)

	Nine Months Ended		Inception through
	May 31,	May 31,	May 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(24,212)	$(22,106)	$(104,358)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	1,400	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	9,300	(3,134)	18,441
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,912)	(23,840)	(85,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15,000	–	85,450
CASH FLOWS PROVIDED BY FINANCING
	15,000	–	85,450
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	88	(23,840)	188
Cash, beginning of period	100	24,786	–
Cash, end of period	$188	$946	$188
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

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

NOTE 2 - COMMON STOCK

In October, 2007 the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. As of May 31, 2008 the shares were issued.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2008 and May 31, 2007, the Company paid consulting fees to a director in the amount of $4,000 and $10,190, respectively.

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. In October, 2007 the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. As of May 31, 2008 the shares were issued.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2009.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending May 31, 2009.

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

We have incurred a net loss of $3,251 for the three months ended May 31, 2008. As of May 31, 2008, we had an accumulated deficit of $104,358. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent certified public accountants' report on the financial statements includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended August 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

At May 31, 2008, there was a working capital deficit of $18,253.

At May 31, 2008, our total assets were $188 which consisted of cash.

At May 31, 2008, our total current liabilities were $18,441.

For the nine months ended May 31, 2008, we incurred expenditures of $24,212 and posted losses of $24,212. For the nine months ending May 31, 2007, we incurred expenditures of $23,009 and posted losses of $22,106 . From inception to May 31, 2008, we incurred losses of $104,358 The principal components of the losses since inception through May 31, 2008, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the nine months ending May 31, 2008, were $24,212. Operating expenses for the nine months ending May 31, 2007 which were $23,009. Operating expenses since inception to May 31, 2008, were $110,594.

For the three months ended May 31, 2008, we incurred expenditures of $3,251, and posted losses of $3,251. For the three months ending May 31, 2007, we incurred expenditures of $8,778 and posted losses of $8,599. From inception to May 31, 2008, we incurred losses of $104,358. The principal components of the losses since inception through May 31, 2008, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the three months ending May 31, 2008, were $3,251. Operating expenses for the three months ending May 31, 2007 were $8,778. Operating expenses since inception to May 31, 2008, were $110,594.

At May 31, 2008, we had cash of $188. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: July 16, 2008	Vanessa Avila, President and CEO (Principal Executive
Officer) and
/s/ Eduardo Avila
Date: July 16, 2008	Eduardo Avila, CFO (Principal Accounting Officer) and
Director