Form 10-K
period 2008-08-31
TORTUGA MEXICAN IMPORTS INC
filed 2008-12-15
CIK 1213106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2008

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
Yes [X]     No [   ]

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting company X

State issuer’s revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

N/A

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

25,260,450 common shares issued and outstanding as of November 29, 2008.

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

History

From 1995 to 1997, Ms. Avila, one of our directors, traveled extensively throughout the country of Mexico.  During this time, Ms. Avila came in contact with various producers of fine furniture, jewelry and Mexican crafts.  Ms. Avila was impressed by the opportunity she saw to obtain exceptional Mexican furniture, jewelry and crafts and affect its reliable delivery to international buyers.  Initially Ms. Avila was traveling throughout Mexico in pursuit of personal purchases.  However, Ms. Avila soon realized that there was an opportunity to export these fine products abroad.  Ms. Avila cultivates relationships and contacts with various producers throughout Mexico.

In the last two years, Ms. Avila has traveled extensively in Mexico and met a wide variety of individuals and companies that are offering products we intend to sell through our catalogues and on our e-commerce site.

Our business plan is to offer Mexican jewelry, furniture and crafts. Originally, we intended to immediately commence the purchasing of furniture, crafts and jewelry, including the production of a detailed colour catalogue of furniture after the completion of our SB-2 offering. However, we have conducted market research since then and, based in large part on the positive response to the limited quantities of jewelry we have imported and sold, we have determined that we will initially focus on the sale of jewelry on our website and may not immediately commence the importation of furniture and the production of a catalogue. In addition, we plan on offering our jewelry in select third party retail locations.  Our original business plan did not contemplate selling our jewelry in third party retail locations.

We raised a total of $68,450 pursuant to our SB2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005.   In October 2007, we raised $15,000.  In November 2008, we raised an additional $15,000.  Management did not purchase shares. We have now commenced operations.

Current Business Operations

We have commenced operations.  We recently launched a new e-commerce website at www.shoptortuga.com . We have also placed our jewelry, designed by our President, Vanessa Avila, in a few select retail locations in Edmonton and Vancouver.  In addition, our jewelry is also available at the Aydin Gallery located in the Tinsletown Mall in Vancouver. The jewelry has been placed on a consignment basis.  We are also currently reviewing when we will develop catalogues featuring our jewelry along with Mexican furniture and crafts. We intend to distribute the catalogues to retailers, interior designers and decorators.

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

On June 1, 2006 The Company acquired Tortuga Canada, a Canadian private Company wholly owned by the President of the Company, Ms. Avila. Before the acquisition the Company was indebted to Tortuga Canada for $580. Upon acquisition the Company issued Tortuga Canada 49,950 common shares at $0.10 per share, which was the price of the Company’s latest private placement, for a total of $555 with the residual of the debt forgiven by Tortuga Canada.

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

Marketing, Advertising and Promotion

We intend to pursue strategic advertising and marketing campaigns.  We intend to implement an aggressive online advertising and marketing campaign to increase awareness of our name and to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of strategic relationships.  Initially, we will concentrate our efforts on the sale of jewelry on our e-commerce website www.shoptortuga.com and in select third party retail locations.  We will seek to promote its website and attract visitors to it by becoming predominant on major search engines and banner advertisements on highly trafficked web sites that appeal to our target audience.  In addition, we will promote our website and our products by conventional advertising and marketing.  In November, 2005 some of our jewelry designed by our President Vanessa Avila was featured in a fashion show during Fashion Week Vancouver 2005.  In June 2006, we commenced online sales of our products on our website.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2009.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending August 31, 2009.

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

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

•	Continue to successfully import Mexican jewelry, crafts and furniture;
•	successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and
•	obtain the additional financing that may be required to fully implement our business plan.

Given our limited operating history, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

During the year ended August 31, 2005 we raised $68,450 of equity capital pursuant to our SB-2 Registration Statement.  In October 2007, we raised $15,000.  In November 2008, we raised and additional $15,000. The future of our company will depend upon our ability to continue to obtain adequate orders for our products and prompt payment for our products. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

There is substantial doubt about our ability to continue as a going concern.

We have received a going concern opinion from our independent auditors LBB & Associates Ltd., LLP, concerning our August 31, 2008 financial statements. The independent auditor’s report accompanying our August 31, 2008 financial statements contains an explanatory paragraph regarding factors that raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Item 2.                 Description of Property.

Our administrative office is located at Suite 219-10654 82nd Avenue NW, Edmonton, Alberta, T6E 2A7 and our telephone number is (780) 710-9840. We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary to store inventory, package and label our products, and for office administration. We have two website addresses, our original site www.tortuga-imports.com as well as our new site www.shoptortuga.com.

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

Item 4.                 Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                 Market for Common Equity and Related Stockholder Matters.

As of November 29, 2008 there were 59 holders of record of our common stock. As of such date, 25,260,450 common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “TTGX”.

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

Item 6.                 Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending August 31, 2008 we posted a net loss of $27,042 as compared to a net loss of $27,252 for the year ended August 31, 2007. Inception through August 31, 2008 losses total $107,188. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2008, we had cash of $158.

At August 31, 2008 our total assets were $158.

As of August 31, 2008, our total liabilities were $21,241 comprised primarily of accounts payable and accrued expenses.  This compares to our total liabilities of $9,141 at August 31, 2007.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations
Website Development and Promotion	$2,500
Working Capital	$21,083
Total	$33,583

As of August 31, 2008, we had negative working capital of $21,083. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  In November 2008 we raised an additional $15,000 by selling 75,000 shares of common stock at a price of $0.20 per share.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

The adoption of recently issued pronouncements is not expected to have a material effect on our financial position or results of operation.

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

Report of Independent Registered Public Accounting Firm, dated December 8, 2008.

Consolidated Balance Sheets at August 31, 2008, and 2007.

Consolidated Statements of Operations for the years ended August 31, 2008 and 2007, and for the period from April 17, 2002 (inception) to August 31, 2008.

Consolidated Statements of Shareholders’ Deficit from April 17, 2002 (inception) to August 31, 2008.

Consolidated Statements of Cash Flows for the years ended August 31, 2008 and 2007, and the period from April 17, 2002 (inception) to August 31, 2008.

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Tortuga Mexican Imports, Inc.
(A Development Stage Company)
Edmonton, Alberta Canada

We have audited the accompanying consolidated balance sheets of Tortuga Mexican Imports, Inc. (the “Company”) as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from April 17, 2002 (inception) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tortuga Mexican Imports, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended, and for the period from April 17, 2002 (inception) through August 31, 2008,  in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
December 8, 2008

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	August 31
	2008 $	2007 $

ASSETS

CURRENT ASSETS

Cash	158	100

Total Current Assets	158	100

Total Assets	158	100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	21,241	9,141

Total Current Liabilities	21,241	9,141

Total Liabilities	21,241	9,141

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 225,000,000 shares authorized, 25,185,450 and 25,110,450 shares issued and outstanding at August 31, 2008 and 2007 respectively	25,185	25,110
Additional paid in capital	60,920	45,995
Deficit accumulated during the development stage	(107,188)	(80,146)

Total Shareholders’ Deficit	(21,083)	(9,041)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	158	100

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2008 and 2007 and period
from April 17, 2002 (Inception) through August 31, 2008

	Year Ended August 31, 2008	Year Ended August 31, 2007	April 17, 2002 (Inception) to August 31, 2008
	$	$	$

REVENUE	–	1,071	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	1,071	6,236

EXPENSES

General and administrative	27,042	28,323	113,424

Total Expenses	27,042	28,323	113,424

NET LOSS	(27,042)	(27,252)	(107,188)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	25,166,598	25,110,450

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From April 17, 2002 (Inception) through August 31, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated during the
	Shares	Amount	Capital	Development Stage	Total
Issuance of common stock for cash	18,000,000	$18,000	$(16,000)	$–	$2,000
Issuance of common stock for services	900,000	900	(800)	–	100
Net loss	–	–	–	(2,124)	(2,124)
Balance, August 31, 2002	18,900,000	18,900	(16,800)	(2,124)	(24)
Net loss	–	–	–	(3,265)	(3,265)
Balance, August 31, 2003	18,900,000	18,900	(16,800)	(5,389)	(3,289)
Net loss	–	–	–	(10,673)	(10,673)
Balance, August 31, 2004	18,900,000	18,900	(16,800)	(16,062)	(13,962)
Issuance of common stock for cash	6,160,500	6,160	62,290	–	68,450
Net loss	–	–	–	(6,866)	(6,866)
Balance, August 31, 2005	25,060,500	25,060	45,490	(22,928)	47,622
Issuance of common stock for acquisition of subsidiary	49,950	50	505	–	555
Net loss	–	–	–	(29,966)	(29,966)
Balance, August 31, 2006	25,110,450	25,110	45,995	(52,894)	18,211
Net loss	–	–	–	(27,252)	(27,252)
Balance, August 31, 2007	25,110,450	25,110	45,995	(80,146)	(9,041)
Issuance of common stock for cash	75,000	75	14,925	–	15,000
Net loss	–	–	–	(27,042)	(27,042)
Balance, August 31, 2008	25,185,450	$25,185	$60,920	$(107,188)	$(21,083)

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2008 and 2007 and
Period from April 17, 2002 (Inception) through August 31, 2008

	Year Ended August 31, 2008	Year Ended August 31, 2007	April 17, 2002 (Inception) to August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(27,042)	$(27,252)	$(107,188)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Inventory impairment	–	1,400	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	12,100	1,166	21,241
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,942)	(24,686)	(85,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15,000	–	85,450
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,000	–	85,450

NET INCREASE (DECREASE) IN CASH	58	(24,686)	158
Cash, beginning of period	100	24,786	–
Cash, end of period	$158	$100	$158
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See accompanying notes to consolidated financial statements.

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

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At August 31, 2008, the Company has working capital deficit of $21,083 and has incurred losses since inception of $107,188. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

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

Financial Instruments

Tortuga's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that Tortuga is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of Mexican jewelry and silverware. Tortuga determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts.

Impairment of Inventory

The Company reviews inventory for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2008 and 2007, the Company recorded an impairment loss $0 and $1,400 respectively.

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

Reclassifications

Certain 2007 balances have been reclassified to conform to 2008 presentation.

Recent Accounting Pronouncements

Tortuga does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Tortuga's results of operations, financial position or cash flow.

NOTE 3 - RELATED PARTY TRANSACTIONS

All purchases and sales transactions for Tortuga are carried out by the Director and President of the Company. Tortuga neither owns nor leases any real or personal property; an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

During the years ended August 31, 2008 and August 31, 2007, the Company paid consulting fees to a director in the amount of $4,000 and $10,190, respectively.

NOTE 4 - COMMON STOCK

At inception, Tortuga issued 18,900,000 shares of stock to its two founding shareholders for $2,000 cash and $100 of services.

In July 2005, the Company raised $68,450 from the sale of 6,160,500 common shares pursuant to the Company's SB2 registration statement declared effective on February 22, 2005.

In June 2006, the Company issued 49,950 shares of stock at the market value of $555 to acquire Tortuga Canada.

On April 9, 2007, the board of directors approved a nine (9) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. Tortuga amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue nine shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on March 1, 2007. As a result, the authorized capital increased from 25,000,000 to 225,000,000 shares of common stock with a par value of $0.001. The stock split is presented retroactively in these financial statements.

During the year ended August 31, 2008, the Company  sold 75,000 common shares at a price of $0.20 per share for total proceeds of $15,000.

NOTE 5 - INCOME TAXES

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

The provision for refundable Federal income tax consists of the following:

	August 31, 2008	August 31, 2007
Refundable Federal income tax attributable to:
Current Operations	$9,000	$9,000
Less, Change in valuation allowance	(9,000)	(9,000)
Net refundable amount	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2008	August 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$36,000	$27,000
Less, valuation allowance	(36,000)	(27,000)
Net deferred tax asset	$–	$–

At August 31, 2008, Tortuga had an unused net operating loss carryover approximating $107,000 that is available to offset future taxable income, which expires beginning in 2022.

NOTE 6 - SUBSEQUENT EVENT

In November 2008, the Company sold 75,000 common shares for cash proceeds of $15,000.

Item 8.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.              Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer.  Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.              Other Information

None.

PART III

Item 9.                  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Vanessa Avila	President, Secretary & Director	33	April 17, 2002
Eduardo Avila	Treasurer & Director	35	October5, 2005

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

Since 2003, Mr. Avila was a chief economist at Prognosis, an economic analysis firm in Mexico City.   During this time, Mr. Avila has written part time for latin financial magazine “Inversionista”.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated limited revenues to date.

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

Item 10.                 Executive Compensation.

Vanessa Avila received $4,000 in cash or other compensation during the fiscal years ended August 31, 2008 and $10,190 during the fiscal years ended August 31, 2007.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2008 and 2007 to our executive officers and directors.  There were no stock options outstanding as at August 31, 2008.  To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Beneficial Ownership

The following table sets forth, as of November 30, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vanessa Avila	18,000,000 common shares	71%

Directors and Officers (as a group)	18,000,000 common shares	71%

(1)           Based on 25,260,450 shares outstanding as of November 29, 2008 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.                 Certain Relationships and Related Transactions.

None.

Item 13.                 Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

(31)	Section 302 Certification
31.1	Certification of Vanessa Avila
31.2	Certification of Eduardo
(32)	Section 906 Certification
32.1	Certification of Vanessa Avila
32.2	Certification of Eduardo Avila

Item 14.                 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 were $13,100.

Audit Related Fees

For the fiscal year ended August 31, 2008, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended August 31, 2008, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage LBB & Associates, Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•
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

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTUGA MEXICAN IMPORTS, INC.

By:/s/ Vanessa Avila
Vanessa Avila, President, Secretary and Director

Date: December 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Vanessa Avila
Vanessa Avila, President, Secretary and Director (Principal Executive Officer)

Date: December 15, 2008

By:/s/ Eduardo Avila
Eduardo Avila, Treasurer and Director (Principal Financial Officer
and Principal Accounting Officer)

Date: December 15, 2008