Form 10-Q
period 2008-11-30
TORTUGA MEXICAN IMPORTS INC
filed 2009-01-20
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,185,450 common shares issued and outstanding as of January 14, 2009

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [   ]    No [X]

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2008	2008
	$	$
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	132	158

Total Current Assets	132	158

Total Assets	132	158

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	4,353	21,241
Shareholder advances	4,000	–

Total Current Liabilities	8,353	21,241

Total Liabilities	8,353	21,241

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 225,000,000 shares authorized,
25,185,450 shares issued and outstanding at November 30 and August 31, 2008, respectively	25,185	25,185
Additional paid in capital	75,920	60,920
Deficit accumulated during the development stage	(109,326)	(107,188)

Total Shareholders’ Deficit	(8,221)	(21,083)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	132	158

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2008 and 2007 and
from April 17, 2002 (Inception) through November 30, 2008
(unaudited)

	Three Months	Three Months	April 17, 2002
	Ended	Ended	(Inception) to
	November 30, 2008	November 30, 2007	November 30, 2008
	$	$	$

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

General and administrative	2,138	9,345	115,562

Total Expenses	2,138	9,345	115,562

Net Operating Loss	(2,138)	(9,345)	(109,326)

NET LOSS	(2,138)	(9,345)	(109,326)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	25,185,450	25,110,450

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2008 and 2007 and
Period from April 17, 2002 (Inception) through November 30, 2008
(Unaudited)

	Three Months	Three Months	April 17, 2002
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss	$(2,138)	$(9,345)	$(109,326)
Adjustments to reconcile net loss to cash used
by operating activities
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable	(16,888)	5,499	4,353
CASH FLOWS USED IN OPERATING	(19,026)	(3,846)
ACTIVITIES			(104,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	4,000	–	4,000
Issuance of common stock for cash	15,000	15,000	100,450

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES	19,000	15,000	104,450

NET INCREASE (DECREASE) IN CASH	(26)	11,154	132
Cash, beginning of period	158	100	–
Cash, end of period	$132	$11,254	$132
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–

Income taxes paid	$–	$–	$–

See accompanying notes to financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
November 30, 2008
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2008 as reported in Form 10-K, have been omitted.

NOTE 2 – SHAREHOLDER ADVANCES

During the three months ended November 30, 2008 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is being accrued on these advances at the rate of 10% per annum. As of November 30, 2008 the interest accrued on the advances is $57. The advances and accrued interest are payable on demand.

NOTE 3- EQUITY

During the three months ended November 30, 2008 the Company subscribed 75,000 shares for cash proceeds of $15,000. The shares have not been issued.

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. In October, 2007 the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. In November 2008, the Company received $15,000 for subscriptions of 75,000 shares. These shares have not been issued.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2009.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending November 30, 2009.

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

We have incurred a net loss of $2,138 for the three months ended November 30, 2008. As of November 30, 2008, we had an accumulated deficit of $109,326. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent certified public accountants' report on the financial statements includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations

Website Development and Promotion	$2,000

Working Capital	$8,000

Total	$20,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At November 30, 2008, there was a working capital deficit of $8,221.

At November 30, 2008, our total assets were $132 which consisted of cash.

At November 30, 2008, our total current liabilities were $8,353.

For the three months ended November 30, 2008, we incurred expenditures of $2,138 and posted losses of $2,138. For the three months ending November 30, 2007, we incurred expenditures of $9,345 and posted losses of $9,345. From inception to November 30, 2008, we incurred losses of $109,326 The principal components of the losses since inception through November 30, 2008, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the three months ending November 30, 2008, were $2,138. Operating expenses for the three months ending November 30, 2007 which were $9,345. Operating expenses since inception to November 30, 2008, were $109,326.

At November 30, 2008, we had cash of $132. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share. In November 2008, the Company received $15,000 for subscriptions of 75,000 shares. These shares have not been issued.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TORTUGA MEXICAN IMPORTS INC.

/s/ Vanessa Avila
Date: January 16, 2008	Vanessa Avila, President and CEO (Principal Executive
Officer) and

/s/ Eduardo Avila
Date: January 16, 2008	Eduardo Avila, CFO (Principal Accounting Officer) and
Director