Form 10-Q
period 2009-02-28
TORTUGA MEXICAN IMPORTS INC
filed 2009-04-13
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2009

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

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  25,185,450 common shares issued and outstanding as of April 14, 2009

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	February 28, 2009 (Unaudited)	August 31, 2008

ASSETS

CURRENT ASSETS

Cash	$72	$158

Total Current Assets	72	158

Total Assets	$72	$158

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$10,721	$21,241
Shareholder advances	4,000	–

Total Current Liabilities	14,721	21,241

Total Liabilities	14,721	21,241

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 225,000,000 shares authorized, 25,185,450 shares issued and outstanding at February 28, 2009 and August 31, 2008	25,185	25,185
Additional paid in capital	75,920	60,920
Deficit accumulated during the development stage	(115,754)	(107,188)

Total Shareholders’ Deficit	(14,649)	(21,083)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$72	$158

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2009 and February 29, 2008 and
from April 17, 2002 (Inception) through February 28, 2009
(unaudited)

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Six Months Ended February 28, 2009	Six Months Ended February 29, 2008	April 17, 2002 (Inception) to February 28, 2009

REVENUE	$–	$–	$–	$–	$7,569

COST OF GOODS SOLD	–	–	–	–	(1,333)

GROSS PROFIT	–	–	–	–	6,236

EXPENSES

General and administrative	6,428	11,616	8,566	20,961	121,990

Total Expenses	6,428	11,616	8,566	20,961	121,990

Net Operating Loss	(6,428)	(11,616)	(8,566)	(20,961)	(115,754)

NET LOSS	$(6,428)	$(11,616)	$(8,566)	$(20,961)	$(115,754)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	25,185,450	25,185,450	25,185,450	25,147,538

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended February 28, 2009 and February 29, 2008 and
Period from April 17, 2002 (Inception) through February 28, 2009
(Unaudited)
	Six Months Ended February 28, 2009	Six Months Ended February 29, 2008	April 17, 2002 (Inception) to February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,566)	$(20,961)	$(115,754)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued liabilities	(10,520)	7,350	10,721
CASH FLOWS USED IN OPERATING ACTIVITIES	(19,086)	(13,611)	(104,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Advances from shareholders	4,000	–	4,000
Proceeds from Issuance of common stock	15,000	15,000	100,450
CASH FLOWS PROVIDED BY FINANCING	19,000	15,000	104,450
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(86)	1,389	72
Cash, beginning of period	158	100	–
Cash, end of period	$72	$1,489	$72
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2008 as reported in Form 10-K, have been omitted.

NOTE 2 – SHAREHOLDER ADVANCE

During the six months ended February 28, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As of February 28, 2009 the interest accrued on the advances is $155. The advances and accrued interest are payable on demand.

NOTE 3 – EQUITY

During the six months ended February 28, 2009 the Company subscribed 75,000 shares for cash proceeds of $15,000. The shares have not been issued.

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

Current Business Operations

We have commenced operations.  We recently launched an  e-commerce website at www.shoptortuga.com. We have also placed our jewelry, designed by our President, Vanessa Avila, in a few select retail locations in Edmonton and Vancouver.  In addition, our jewelry is also available at the Aydin Gallery located in the Tinsletown Mall in Vancouver. The jewelry has been placed on a consignment basis.  We are also currently reviewing when we will develop catalogues featuring our jewelry along with Mexican furniture and crafts. We intend to distribute the catalogues to retailers, interior designers and decorators.

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

Products

Jewelry

Our jewelry will be comprised of various materials however, we intend to incorporate silverware into the majority of the pieces we offer. The silverware will be purchased primarily from the town of Taxco, in the State of Guerrero, Mexico.  The silverware we offer is characterized by diversity of design, high quality and originality.  We offer unique necklaces, bracelets, earrings, rings, broaches, pendants, ornaments, cufflinks and key rings.  Each piece of our silver is stamped with a “925”.  This certification means that there are 925 parts of silver in every 1,000 parts of its metal content.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2010.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2010.

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

We have incurred a net loss of $8,566 for the six months ended February 28, 2009. As of February 28, 2009, we had an accumulated deficit of $115,754. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent certified public accountants' report on the financial statements includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

Our independent accountant's report to our audited financial statements for the period ended August 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

At February 28, 2009, there was a working capital deficit of $14,649.

At February 28, 2009, our total assets were $72 which consisted of cash.

At February 28, 2009, our total current liabilities were $14,721.

For the three months ended February 28, 2009, we incurred expenditures of $6,428 and posted losses of $6,428. For the three months ending February 29, 2008, we incurred expenditures of  $11,616 and posted losses of $11,616.  From inception to February 28, 2009, we incurred losses of $115,754  The principal components of the losses since inception through February 28, 2009, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the three months ending February 28, 2009, were $6,428. Operating expenses for the three months ending February 29, 2008 which were $11,616. Operating expenses since inception to February 28, 2009, were $115,754.

For the six months ended February 28, 2009, we incurred expenditures of $8,566 and posted losses of $8,566. For the six months ending February 29, 2008, we incurred expenditures of $20,961 and posted losses of $20,961  From inception to February 28, 2009, we incurred losses of $115,754  The principal components of the losses since inception through February 28, 2009, were administrative expenses and consulting fees to director Ms. Vanessa Avila.

Operating expenses for the six months ending February 28, 2009, were $8,566. Operating expenses for the six months ending February 29, 2008 which were $20,961. Operating expenses since inception to February 28, 2009, were $115,754.

At February 28, 2009, we had cash of $72.  We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share.  In November 2008, the Company received $15,000 for subscriptions of 75,000 shares.  These shares have not been issued.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: April 14, 2009	Vanessa Avila, President and CEO (Principal Executive Officer) and
/s/ Eduardo Avila
Date: April 14, 2009	Eduardo Avila, CFO (Principal Accounting Officer) and Director