Form 10-Q
period 2009-05-31
TORTUGA MEXICAN IMPORTS INC
filed 2009-07-14
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  25,185,450 common shares issued and outstanding as of July 14, 2009

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	May 31, 2009 $	August 31, 2008 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	38	158

Total Current Assets	38	158

Total Assets	38	158

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	13,096	21,241
Shareholder advances	4,000	–

Total Current Liabilities	17,096	21,241

Total Liabilities	17,096	21,241

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 225,000,000 shares authorized, 25,185,450 shares issued and outstanding at May 31, 2009 and August 31, 2008	25,185	25,185
Additional paid in capital	75,920	60,920
Deficit accumulated during the development stage	(118,163)	(107,188)

Total Stockholders’ Deficit	(17,058)	(21,083)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	38	158

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2009 and 2008 and
from April 17, 2002 (Inception) through May 31, 2009
(Unaudited)

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Nine Months Ended May 31, 2009	Nine Months Ended May 31, 2008	April 17, 2002 (Inception) to May 31, 2009
	$	$	$	$	$

REVENUE	–	–	–	–	7,569

COST OF GOODS SOLD	–	–	–	–	(1,333)

GROSS PROFIT	–	–	–	–	6,236

EXPENSES

General and administrative	2,409	3,251	10,975	24,212	124,399

Total Expenses	2,409	3,251	10,975	24,212	124,399

Net Operating Loss	(2,409)	(3,251)	(10,975)	(24,212)	(118,163)

NET LOSS	(2,409)	(3,251)	(10,975)	(24,212)	(118,163)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	25,185,450	25,185,450	25,185,450	25,160,268

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2009 and 2008 and
Period from April 17, 2002 (Inception) through May 31, 2009
(Unaudited)

	Nine Months Ended May 31, 2009	Nine Months Ended May 31, 2008	April 17, 2002 (Inception) to May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:	$	$	$
Net loss	(10,975)	(24,212)	(118,163)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued liabilities	(8,145)	9,300	13,096
CASH FLOWS USED IN OPERATING ACTIVITIES	(19,120)	(14,912)	(104,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	4,000	–	4,000
Proceeds from Issuance of common stock	15,000	15,000	100,450
CASH FLOWS PROVIDED BY FINANCING	19,000	15,000	104,450
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(120)	88	38
Cash, beginning of period	158	100	–
Cash, end of period	38	188	38
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–	–
Income taxes paid	–	–	–

See accompanying notes to consolidated  financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
May 31, 2009
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

NOTE 2 – SHAREHOLDER ADVANCE

During the nine months ended May 31, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As of May 31, 2009 the interest accrued on the advances is $255. The advances and accrued interest are payable on demand.

NOTE 3 – EQUITY

During the nine months ended May 31, 2009 the Company subscribed 75,000 shares for cash proceeds of $15,000. The shares have not been issued.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2010.

Employees

Currently there are no full time or part-time employees of our company. However, our president, Vanessa Avila, is a  consultant of our company, and our treasurer and chief financial officer, Eduardo Avila, is a part time consultant of our company. We do not expect an increase in the number of employees over the next 12 month period. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending May 31, 2010.

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

We have incurred a net loss of $10,975 for the nine months ended May 31, 2009. As of May 31, 2009, we had an accumulated deficit of $118,163. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the financial statements includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000
Operations
Website Development and Promotion	2,000
Working Capital	8,000
Total	$20,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At May 31, 2009, there was a working capital deficit of $17,058.

At May 31, 2009, our total assets were $38 which consisted of cash.

At May 31, 2009, our total current liabilities were $17,096.

For the three months ended May 31, 2009, we incurred expenditures of $2,409 and posted losses of $2,409. For the three months ending May 31, 2008, we incurred expenditures of  $3,251 and posted losses of $3,251.  From inception to May 31, 2009, we incurred losses of $118,163.  The principal components of the losses for the three months ended May 31, 2009, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending May 31, 2009, were $2,409. Operating expenses for the three months ending May 31, 2008 which were $3,251 Operating expenses since inception to May 31, 2009, were $124,399.

For the nine months ended May 31, 2009, we incurred expenditures of $10,975 and posted losses of $10,975. For the nine months ending May 31, 2008, we incurred expenditures of $24,212 and posted losses of $24,212.

Operating expenses for the nine months ending May 31, 2009, were $10,975. Operating expenses for the nine months ending May 31, 2008 which were $24,212.

At May 31, 2009, we had cash of $38.  We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 75,000 shares of the Company’s common stock at a price of $0.20 per share.  In November 2008, the Company received $15,000 for subscriptions of 75,000 shares.  These shares have not been issued.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

TORTUGA MEXICAN IMPORTS INC.

/s/ Vanessa Avila
Date: July 14, 2009	Vanessa Avila, President and CEO (Principal Executive Officer) and

/s/ Eduardo Avila
Date: July 14, 2009	Eduardo Avila, CFO (Principal Accounting Officer) and Director