Form 10-K
period 2009-08-31
TORTUGA MEXICAN IMPORTS INC
filed 2009-12-15
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2009

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
Yes [X]     No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

25,185,450 common shares issued and outstanding as of December 14, 2009.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005.   During the year ended August 31, 2008, we raised $15,000.  In November  2008, we raised an additional $15,000. On December 10, 2009 the Company received $25,000 for subscriptions for 250,000 shares at $0.10 per share. The shares have not been issued. Management did not purchase shares. We have now commenced operations.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2010.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending August 31, 2010.

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

During the year ended August 31, 2005 we raised $68,450 of equity capital pursuant to our SB-2 Registration Statement.  During the year ended August 31, 2008, we raised $15,000.  In November 2008 we raised an additional $15,000.  In December 2009, we raised $25,000.  The future of our company will depend upon our ability to continue to obtain adequate orders for our products and prompt payment for our products. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

We have received a going concern opinion from our independent auditors

We have received a going concern opinion from our independent auditors LBB & Associates Ltd., LLP, concerning our August 31, 2009  consolidated financial statements. The independent auditor’s report accompanying our August 31, 2009 consolidated financial statements contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Item 4.                 Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                 Market for Common Equity and Related Stockholder Matters.

As of November 29, 2009 there were 58 holders of record of our common stock. As of such date, 25,185,450 common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “TTGX”.

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

Item 6.                 Selected Financial Data.

Not required.

Item 7.                 Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending August 31, 2009 we posted losses of $13,485 as compared to losses of $27,042 for the year ended August 31, 2008. Inception through August 31, 2009 losses total $120,673. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2009, we had cash of $4.

 At August 31, 2009 our total assets were $4.

As of August 31, 2009, our total liabilities were $19,572 comprised primarily of accounts payable and accrued expenses.  This compares to our total liabilities of $21,241 at August 31, 2008.

Cash Requirements

Over the next twelve months we intend to raise funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000

Operations
Website Development and Promotion	$2,500
Working Capital	$15,000
Total	$27,500

As of August 31, 2009, we had negative working capital of $19,568. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  On December 10, 2009 we raised $25,000 through the sale of 250,000 shares of stock at $0.10 per share.  In the year ended August 31, 2008, we raised $15,000 through the sale of 75,000 shares of stock at a price of $0.20 per share.  In November 2008 we raised an additional $15,000 by selling 75,000 shares of common stock at a price of $0.20 per share.  We completed a financing in which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 6,160,500 shares of common stock at a price of $0.10 per share.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our  consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 8.                 Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm, dated December 10, 2009.	F-1
Consolidated Balance Sheets at August 31, 2009 and 2008.	F-2
Consolidated Statements of Operations for the years ended August 31, 2009 and 2008, and for the period from April 17, 2002 (inception) to August 31, 2009.	F-3
Consolidated Statements of Stockholders’ Deficit from April 17, 2002 (inception) to August 31, 2009.	F-4
Consolidated Statements of Cash Flows for the years ended August 31, 2009 and 2008, and the period from April 17, 2002 (inception) to August 31, 2009.	F-5
Notes to the Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Tortuga Mexican Imports, Inc.
(A Development Stage Company)
Edmonton, Alberta Canada

We have audited the accompanying consolidated balance sheets of Tortuga Mexican Imports, Inc. (the “Company”) as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended and for the period from April 17, 2002 (inception) through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tortuga Mexican Imports, Inc. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from April 17, 2002 (inception) through August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
December 10, 2009

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	August 31, 2009	August 31, 2008
ASSETS	$	$

CURRENT ASSETS

Cash	4	158

Total Current Assets	4	158

Total Assets	4	158

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	15,572	21,241
Stockholder advance	4,000	-

Total Current Liabilities	19,572	21,241

Total Liabilities	19,572	21,241

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 225,000,000 shares authorized, 25,185,450 shares issued and outstanding at August 31, 2009 and August 31, 2008	25,185	25,185
Additional paid in capital	75,920	60,920
Deficit accumulated during the development stage	(120,673)	(107,188)

Total Stockholders’ Deficit	(19,568)	(21,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	4	158

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2009 and 2008 and the period
from April 17, 2002 (Inception) through August 31, 2009

	Year Ended August 31, 2009	Year Ended August 31, 2008	April 17, 2002 (Inception) to August 31, 2009
	$	$	$

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

General and administrative	13,485	27,042	126,909

Total Expenses	13,485	27,042	126,909

NET LOSS	(13,485)	(27,042)	(120,673)

NET PROFIT (LOSS) PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	25,185,450	25,166,598

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From April 17, 2002 (Inception) through August 31, 2009

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total
	Shares	Amount
Issuance of common stock for cash	18,000,000	$18,000	$(16,000)	$–	$2,000
Issuance of common stock for services	900,000	900	(800)	–	100
Net loss	–	–	–	(2,124)	(2,124)
Balance, August 31, 2002	18,900,000	18,900	(16,800)	(2,124)	(24)
Net loss	–	–	–	(3,265)	(3,265)
Balance, August 31, 2003	18,900,000	18,900	(16,800)	(5,389)	(3,289)
Net loss	–	–	–	(10,673)	(10,673)
Balance, August 31, 2004	18,900,000	18,900	(16,800)	(16,062)	(13,962)
Issuance of common stock for cash	6,160,500	6,160	62,290	–	68,450
Net loss	–	–	–	(6,866)	(6,866)
Balance, August 31, 2005	25,060,500	25,060	45,490	(22,928)	47,622
Issuance of common stock for acquisition of subsidiary	49,950	50	505	–	555
Net loss	–	–	–	(29,966)	(29,966)
Balance, August 31, 2006	25,110,450	25,110	45,995	(52,894)	18,211
Net loss	–	–	–	(27,252)	(27,252)
Balance, August 31, 2007	25,110,450	25,110	45,995	(80,146)	(9,041)
Issuance of common stock for cash	75,000	75	14,925	–	15,000
Net loss	–	–	–	(27,042)	(27,042)
Balance, August 31, 2008	25,185,450	25,185	60,920	(107,188)	(21,083)
Subscription received	–	–	15,000	–	15,000
Net loss	–	–	–	(13,485)	(13,485)
Balance, August 31, 2009	25,185,450	$25,185	$75,920	$(120,673)	$(19,568)

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2009 and 2008 and
Period from April 17, 2002 (Inception) through August 31, 2009

	Year Ended August 31, 2009	Year Ended August 31, 2008	April 17, 2002 (Inception) to August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,485)	$(27,042)	$(120,673)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(5,669)	12,100	15,572
CASH FLOWS USED IN OPERATING ACTIVITIES	(19,154)	(14,942)	(104,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	4,000	–	4,000
Issuance of common stock	15,000	15,000	100,450
CASH FLOWS PROVIDED BY FINANCING	19,000	15,000	104,450
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(154)	58	4
Cash, beginning of period	158	100	–
Cash, end of period	$4	$158	$4
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

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

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, December 10, 2009.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At August 31, 2009, the Company has working capital deficit of $19,568 and has incurred losses since inception of $120,673. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

Development Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage

Use of Estimates

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

Financial Instruments

Tortuga's financial instruments consist of cash, accounts payable and advances from shareholders. Unless otherwise noted, it is management's opinion that Tortuga is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of Mexican jewelry and silverware. Tortuga determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts.

Impairment of Inventory

The Company reviews inventory for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2009 and 2008, the Company recorded no impairment loss.

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

Recent Accounting Pronouncements

During the year ended August 31, 2009 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted)

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of fiscal 2009, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the year ended August 31, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements (Not yet adopted)

SFAS No. 168.    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will not have a material impact on our financial condition, results of operations or cash flows.

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

During the year ended August 31, 2009 and August 31, 2008, the Company paid consulting fees to a director in the amount of $nil and $4,000, respectively.

NOTE 4 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As of August 31, 2009 the interest accrued on the advances is $356. The advances and accrued interest are payable on demand.

NOTE 5 - COMMON STOCK

At inception, Tortuga issued 18,900,000 shares of stock to its two founding shareholders for $2,000 cash and $100 of services.

In July 2005, the Company raised $68,450 from the sale of 6,160,500 common shares pursuant to the Company's SB-2 registration statement declared effective on February 22, 2005. $950 of the cash payment for these shares was received in October 2005.

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

During the year ended August 31, 2008 the Company issued 75,000 common shares at a price of $0.20 per share for total proceeds of $15,000.

During the year ended August 31, 2009 the Company received $15,000 for subscriptions for 75,000 shares at $0.20 per share. The shares have not been issued.

NOTE 6 - INCOME TAXES

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

The provision for refundable Federal income tax consists of the following:

	August 31, 2009	August 31, 2008
Refundable Federal income tax attributable to:
Current Operations	$4,500	$9,000
Less, Change in valuation allowance	(4,500)	(9,000)
Net refundable amount	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2009	August 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$40,500	$36,000
Less,valuation allowance	(40,500)	(36,000)
Net deferred tax asset	$–	$–

At August 31, 2009, Tortuga had an unused net operating loss carryover approximating $120,000 that is available to offset future taxable income, which expires beginning in 2022.

NOTE 7- SUBSEQUENT EVENT

On December 10, 2009 the Company received $25,000 for subscriptions for 250,000 shares at $0.10 per share. The shares have not been issued.

Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.              Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of August 31, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended August 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2009.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarter ended August 31, 2009.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.        Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

Ms. Avila is currently a professor of Spanish at the University of British Columbia, Vancouver, Canada.

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

Item 11.                 Executive Compensation.

Vanessa Avila received nil in cash or other compensation during the fiscal years ended August 31, 2009 and $4,000 during the fiscal years ended August 31, 2008.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2009 and 2008 to our executive officers and directors.  There were no stock options outstanding as at August 31, 2009.  To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of December 15, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vanessa Avila	18,000,000 common shares	71%

Directors and Officers (as a group)	18,000,000 common shares	71%

(1)           Based on 25,185,450 shares outstanding as of December 15, 2009 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 were $5,500.

Audit Related Fees

For the fiscal year ended August 31, 2009, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $5,625.

Tax Fees

For the fiscal year ended August 31, 2009, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

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

Item 15.                 Exhibits.

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

TORTUGA MEXICAN IMPORTS, INC.

By: /s / Vanessa Avila

Vanessa Avila, President, Secretary and Director

Date: December 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Vanessa Avila

Vanessa Avila, President, Secretary and Director (Principal Executive Officer)

Date: December 15, 2009

By: /s/ Eduardo Avila

Eduardo Avila, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: December 15, 2009