Form 10-Q
period 2009-11-30
TORTUGA MEXICAN IMPORTS INC
filed 2010-01-19
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  __________ to __________

Commission file number 333-102945

TORTUGA MEXICAN IMPORTS, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,185,450 common shares issued and outstanding as of January 14, 2010

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [   ]    No [X]

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2009	2009
	$	$
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	–	4

Total Current Assets	–	4

Total Assets	–	4

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	16,406	15,572
Shareholder advance	4,000	4,000

Total Current Liabilities	20,406	19,572

Total Liabilities	20,406	19,572

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 225,000,000 shares authorized,
25,185,450 shares issued and outstanding at November 30, 2009 and
August 31, 2009	25,185	25,185
Additional paid in capital	75,920	75,920

Deficit accumulated during the development stage	(121,511)	(120,673)

Total Shareholders’ Deficit	(20,406)	(19,568)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	–	4

See accompanying notes to consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2009 and 2008 and
the Period from April 17, 2002 (Inception) through November 30, 2009
(Unaudited)

	Three Months	Three Months	April 17, 2002
	Ended	Ended	(Inception) to
	November 30, 2009	November 30, 2008	November 30, 2009
	$	$	$

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

General and administrative	838	2,138	127,747

Total Expenses	838	2,138	127,747

Net Operating Loss	(838)	(2,138)	(121,511)

NET LOSS	(838)	(2,138)	(121,511)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	25,185,450	25,185,450

See accompanying notes to the consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2009 and 2008 and
the Period from April 17, 2002 (Inception) through November 30, 2009
(Unaudited)

	Three Months	Three Months	April 17, 2002
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30, 2009
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(838)	$(2,138)	$(121,511)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	834	(16,888)	16,406
CASH FLOWS USED IN OPERATING ACTIVITIES	(4)	(19,026)	(104,450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	4,000	4,000
Issuance of common stock	–	15,000	100,450
CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES	–	19,000	104,450
NET INCREASE (DECREASE) IN CASH	(4)	(26)	–
Cash, beginning of period	4	158	–
Cash, end of period	$–	$132	$–
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See accompanying notes to the consolidated financial statements.

TORTUGA MEXICAN IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tortuga Mexican Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2009 as reported in Form 10-K, have been omitted.

The Company has evaluated subsequent events for recognition or disclosure through January 14, 2010, the date these financial statements were available to be issued.

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As of November 30, 2009 the interest accrued on the advances is $457. The advances and accrued interest are payable on demand.

NOTE 3 – COMMON STOCK

During the year ended August 31, 2009, the Company subscribed 75,000 shares for cash proceeds of $15,000. The shares have not been issued.

NOTE 4 – SUBSEQUENT EVENT

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

Management did not purchase shares in either transaction. We have now commenced limited operations, but remain a development stage enterprise.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2010.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending November 30, 2010.

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

We have incurred a net loss of $838 for the three months ended November 30, 2009. As of November 30, 2009, we had an accumulated deficit of $121,511. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2009 audited financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

Our independent accountant's report to our audited financial statements for the year ended August 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

At November 30, 2009, there was a working capital deficit of $20,406.

At November 30, 2009, our total current assets were $0.

At November 30, 2009, our total current liabilities were $20,406.

For the three months ended November 30, 2009, we incurred expenditures of $838 and posted losses of $838. For the three months ending November 30, 2008, we incurred expenditures of $2,138 and posted losses of $2,138. From inception to November 30, 2009, we incurred losses of $121,511. The principal components of the losses for the three months ended November 30, 2009, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending November 30, 2009, were $838. Operating expenses for the three months ending November 30, 2008 which were $2,138 Operating expenses since inception to November 30, 2009, were $127,747.

At November 30, 2009, we had cash of $0. On December 10, 2009 the Company received $25,000 for subscriptions for 250,000 shares at $0.10 per share. The shares have not been issued.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2009. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

TORTUGA MEXICAN IMPORTS INC.
/s/ Vanessa Avila
Date: January 14, 2010	Vanessa Avila, President and CEO (Principal Executive
Officer) and
/s/ Eduardo Avila
Date: January 14, 2010	Eduardo Avila, CFO (Principal Accounting Officer) and
Director