Form 10-Q
period 2010-02-28
Jetblack Corp
filed 2010-04-19
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-102945

JETBLACK CORP. (formerly TORTUGA MEXICAN IMPORTS, INC.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  152,612,700 common shares issued and outstanding as of April 14, 2010

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	February 28, 2010 $ (Unaudited)	August 31, 2009 $
ASSETS

CURRENT ASSETS

Cash	13,645	4

Total Current Assets	13,645	4

Total Assets	13,645	4

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	12,795	15,572
Shareholder advance	4,000	4,000

Total Current Liabilities	16,795	19,572

Total Liabilities	16,795	19,572

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 1,350,000,000 shares authorized, 152,612,700 and 151,112,700 shares issued and outstanding at February 28, 2010 and August 31, 2009 respectively	152,613	151,113
Additional paid in capital	(26,508)	(50,008)
Deficit accumulated during the development stage	(129,255)	(120,673)

Total Shareholders’ Deficit	(3,150)	(19,568)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	13,645	4

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2010 and 2009 and
the Period from April 17, 2002 (Inception) through February 28, 2010
(Unaudited)

	Six Months		Three Months		April 17, 2002
	Ended February 28,		Ended February 28,		(Inception) to
	2010	2009	2010	2009	February 28, 2010
	$	$	$	$	$

REVENUE	–	–	–	–	7,569

COST OF GOODS SOLD	–	–	–	–	(1,333)

GROSS PROFIT	–	–	–	–	6,236

EXPENSES

General and administrative	8,582	8,566	7,744	6,428	135,491

Total Expenses	8,582	8,566	7,744	6,428	135,491

Net Operating Loss	(8,582)	(8,566)	(7,744)	(6,428)	(129,255)

NET LOSS	(8,582)	(8,566)	(7,744)	(6,428)	(129,255)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	151,734,247	151,112,700	152,362,700	151,112,700

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended February 28, 2010 and
the Period from April 17, 2002 (Inception) through February 28, 2010
(Unaudited)

	Six Months Ended February 28, 2010	Six Months Ended February 28, 2009	April 17, 2002 (Inception) to February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,582)	$(8,566)	$(129,255)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(2,777)	(10,520)	12,795
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,359)	(19,086)	(115,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	4,000	4,000
Issuance of common stock	25,000	15,000	125,450
CASH FLOWS PROVIDED BY FINANCING	25,000	19,000	129,450
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	13,641	(86)	13,645
Cash, beginning of period	4	158	–
Cash, end of period	$13,645	$72	$13,645
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Jetblack Corp. (formerly Tortuga Mexican Imports, Inc.) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2009 as reported in Form 10-K, have been omitted.

Effective March 15, 2010, the Company changed its name from Tortuga Mexican Imports Inc. to Jetblack Corp., by way of a merger with the Company’s wholly owned subsidiary Jetblack Corp., which was formed solely for the change of name.  The Company changed its name to better reflect its new business plan of  developing an online reservation system to access to numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As of February 28, 2010 the interest accrued on the advances is $558. The advances and accrued interest are payable on demand.

NOTE 3 – COMMON STOCK

During the year ended August 31, 2009, the Company subscribed 450,000 shares for cash proceeds of $15,000. The shares have not been issued.

On December 10, 2009 the Company received $25,000 for subscriptions for 1,500,000 shares.

Effective March 15, 2010, the Company effected a six (6) for one (1) forward stock split of the Company’s authorized and issued and outstanding common stock. As a result, the Company’s authorized capital increased from 225,000,000 to 1,350,000,000 shares, and outstanding shares increased from 25,435,450 shares of common stock to 152,612,700 shares of common stock, all with a par value of $0.001. The stock split is presented retroactively in these financial statements.

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

Effective March 15, 2010, the Company changed its name from Tortuga Mexican Imports Inc. to Jetblack Corp., by way of a merger with the Company’s wholly owned subsidiary Jetblack Corp., which was formed solely for the change of name.

Effective March 15, 2010, the Company effected a six (6) for one (1) new forward stock split of the Company’s authorized and issued and outstanding common stock. As a result, the Company’s authorized capital increased from 225,000,000 to 1,350,000,000 shares, and outstanding shares increased from 25,435,450 shares of common stock to 152,612,700 shares of common stock, all with a par value of $0.001. The stock split is presented retroactively in these financial statements.

Until March 15, 2010 we had launched our e-commerce site on the Internet for the purpose of engaging in the business of selling jewelry and crafts online.  Our  website was located at www.shoptortuga.com. Our initial website was located at www.tortuga-imports.com.  Our jewelry was sold in select retail locations in Edmonton and Vancouver.

We also intended to distribute detailed catalogues of fine Mexican furniture and crafts to interior designers, retailers and decorators in the Province of Alberta, Canada.

After reviewing the competitive market place of jewelry and giving consideration to the influx of much cheaper jewelry goods from areas such as China and Indonesia, management decided it was in the best interest of the Company to change business focus.  Management has decided to commence work on developing an online reservation system to access numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators.  Management believes a strong market opportunity exists to develop such a business.  Our name was changed to Jetblack Corp. to better reflect this change of business focus.

Properties

Our offices are located at Suite 219-10654 82nd Avenue SW, Edmonton, Alberta T6E 4A7. We conduct all of our executive and administrative functions and ship our products to our customers from this facility. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. Avila.We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary for office administration. We anticipate locating a suitable facility in the near future. Our telephone number is (780) 710-9840.

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. In October 2007, the Company received $15,000 for subscriptions for 450,000 shares of the Company’s common stock.   In November 2008, the Company received $15,000 for subscriptions of 450,000 shares.  These shares have not been issued.

On December 10, 2009 the Company received $25,000 for subscriptions for 1,500,000 shares.

Management did not purchase shares in either transaction. We remain a development stage enterprise.

Current Business Operations

We have recently changed operations.  We intend to develop an online reservation system to access to numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators.  We intend to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

Marketing, Advertising and Promotion

We intend to pursue strategic advertising and marketing campaigns.  We intend to implement an aggressive online advertising and marketing campaign to increase awareness of our new name and business plan to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of strategic relationships.  Initially, we will concentrate our efforts on the sale of private jet flight reservations on our e-commerce website which we have yet to complete.  We will seek to promote its website and attract visitors to it by becoming predominant on major search engines and banner advertisements on highly trafficked web sites that appeal to our target audience.  In addition, we will promote our website and our products by conventional advertising and marketing.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2011.

Employees

Currently there are no full time or part-time employees of our company. However, our president, Vanessa Avila, is a  consultant of our company. We do not expect an increase in the number of employees over the next 12 month period. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2011.

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

We have incurred a net loss of $8,582 for the six months ended February 28, 2010. As of February 28, 2010, we had an accumulated deficit of $129,255. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2009 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

We are in the early stages of our growth and we have only just begun to earn significant revenue, which makes it difficult to evaluate whether we will operate profitably.

We are in the early stages of the growth of our company. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. We have only recently begun to earn revenues.

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

We will depend on third party providers to deliver our products in a timely manner and as such we are subject to delays which are out of our control and may lead to a loss of business.

Our product distribution will rely on third-party aircraft providers. Lack of availability and other interruptions may delay the timely delivery of customer orders, and customers may refuse to purchase our products because of this loss of convenience.

Because our director has a foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve her with legal documents.

Our current director and officer is not a resident in the United States. Because our officer and director has foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501.

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

Plan of Operations - Next 12 Months

We commenced limited operations under our old business plan, and have generated revenue of $7,569 to date.  We are still a development stage corporation.

We have recently changed operations.  We intend to develop an online reservation system to access to numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators.  We intend to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We have generated no revenue under our current business plan.

Over the next twelve months we intend to use funds to develop our new reservation platform and website and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$30,000
Operations
Website Development and Promotion	20,000
Working Capital	20,000
Total	$70,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At February 28, 2010, there was a working capital deficit of $3,150.

At February 28, 2010, our total current assets were $13,645.

At February 28, 2010, our total current liabilities were $16,795.

For the six months ended February 28, 2010, we incurred expenditures of $8,582 and posted losses of $8,582. For the six months ending February 28, 2009, we incurred expenditures of  $8,566 and posted losses of $8,566.  From inception to February 28, 2010, we incurred losses of $129,255.  The principal components of the losses for the three months ended February 28, 2010, were administrative expenses and accounting and audit fees.

Operating expenses for the six months ending February 28, 2010, were $8,582. Operating expenses for the six months ending February 28, 2009 which were $8,566 Operating expenses since inception to February 28, 2010, were $135,491.

For the three months ended February 28, 2010, we incurred expenditures of $7,744 and posted losses of $7,744. For the three months ending February 28, 2009, we incurred expenditures of  $6,428 and posted losses of $6,428  From inception to February 28, 2010, we incurred losses of $129,255.  The principal components of the losses for the three months ended February 28, 2010, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending February 28, 2010, were $7,744. Operating expenses for the three months ending February 28, 2009 were $6,428. Operating expenses since inception to February 28, 2010, were $135,491.

At February 28, 2010, we had cash of $13,645. On December 10, 2009 the Company received $25,000 for subscriptions for 1,500,000 shares.

We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 450,000 shares of the Company’s common stock.  In November 2008, the Company received $15,000 for subscriptions of 450,000 shares.  These shares have not been issued.

We have recently changed operations.  We intend to develop an online reservation system to access to numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators.  We intend to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2010.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On December 10, 2009 the Company received $25,000 for subscriptions for 1,500,000 shares.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B
ExhibitNumber	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLACK CORP.
/s/ Vanessa Avila
Date: April 19, 2010	Vanessa Avila, President and CEO (Principal Executive Officer) and Principal Accounting Officer