Form 10-Q
period 2010-05-31
Jetblack Corp
filed 2010-07-20
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2010

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  152,612,700 common shares issued and outstanding as of July14, 2010

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	May 31, 2010 $	August 31, 2009 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	13,645	4

Total Current Assets	13,645	4

Total Assets	13,645	4

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	15,270	15,572
Shareholder advance	4,000	4,000

Total Current Liabilities	19,270	19,572

Total Liabilities	19,270	19,572

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 1,350,000,000 shares authorized, 152,612,700 and 151,112,700 shares issued and outstanding at May 31, 2010 and August 31, 2009 respectively	152,613	151,113
Additional paid in capital	(26,508)	(50,008)
Deficit accumulated during the development stage	(131,730)	(120,673)

Total Shareholders’ Deficit	(5,625)	(19,568)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	13,645	4

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2010 and 2009 and
the Period from April 17, 2002 (Inception) through May 31, 2010
(Unaudited)

	Nine Months		Three Months		April 17, 2002
	Ended May 31,		Ended May 31,		(Inception) to
	2010	2009	2010	2009	May 31, 2010
	$	$	$	$	$

REVENUE	–	–	–	–	7,569

COST OF GOODS SOLD	–	–	–	–	(1,333)

GROSS PROFIT	–	–	–	–	6,236

EXPENSES

General and administrative	11,057	10,975	2,475	2,409	137,966

Total Expenses	11,057	10,975	2,475	2,409	137,966

Net Operating Loss	(11,057)	(10,975)	(2,475)	(2,409)	(131,730)

NET LOSS	(11,057)	(10,975)	(2,475)	(2,409)	(131,730)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	152,030,282	151,112,700	152,612,700	151,112,700

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2010 and 2009
the Period from April 17, 2002 (Inception) through May 31, 2010
(Unaudited)

	Nine Months Ended May 31, 2010	Nine Months Ended May 31, 2009	April 17, 2002 (Inception) to May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,057)	$(10,975)	$(131,730)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(302)	(8,145)	15,270
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,359)	(19,120)	(115,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	4,000	4,000
Issuance of common stock	25,000	15,000	125,450
CASH FLOWS PROVIDED BY FINANCING	25,000	19,000	129,450
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	13,641	(120)	13,645
Cash, beginning of period	4	158	–
Cash, end of period	$13,645	$38	$13,645
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

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

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As of May 31, 2010 the interest accrued on the advances is $659. The advances and accrued interest are payable on demand.

NOTE 3 – COMMON STOCK

During the year ended August 31, 2009, the Company subscribed 450,000 shares for cash proceeds of $15,000. The shares have not been issued.

On December 10, 2009 the Company received $25,000 for the sale of 1,500,000 shares.

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

General

Our Business – General

We were incorporated on April 17, 2002, under the laws of the State of Nevada.   We have commenced limited operations, and have generated revenue of $7,569 to date.  We are still a development stage corporation. On January 30, 2007, we approved a nine (9) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue nine shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on March 1, 2007. As a result, the authorized capital increased from 25,000,000 to 225,000,000 shares of common stock with a par value of $0.001.

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

After reviewing the competitive market place of jewelry and giving consideration to the influx of much cheaper jewelry goods from areas such as China and Indonesia, management decided it was in the best interest of the Company to change business focus.  Management has decided to commence work on developing an online reservation system to access numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators.  Management believes a strong market opportunity exists to develop such a business.  Our name was changed to Jetblack Corp.to better reflect this change of business focus.

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

Prior to this we had launched an  e-commerce website at www.shoptortuga.com. We also placed our jewelry, designed by our President, Vanessa Avila, in a few select retail locations in Edmonton and Vancouver.  In addition, our jewelry is also available at the Aydin Gallery located in the Tinsletown Mall in Vancouver. The jewelry was been placed on a consignment basis.

We  commenced sales of our products through our e-commerce website in 2006. Our website accepted payment by credit card. We have generated limited sales to date from the sale of our jewelry by our President, Vanessa Avila. Ms. Avila sold the jewelry to friends, work colleagues and at a temporary booth on the campus of the University of Calgary in Calgary, Alberta .  We have generated $7,569 in revenues to date.

Products

For the period ended May 31, 2010 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We  anticipate that we will expend approximately $20,000 on research and development over the twelve months ending May 31, 2011.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending May 31, 2011.

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

We have incurred a net loss of $11,057 for the nine months ended May 31, 2010. As of May 31, 2010, we had an accumulated deficit of $131,730. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2009 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

•	successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and
•	obtain the additional financing that may be required to fully implement our business plan

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

Our current director and officer is not resident addresses in the United States. Because our officer and director has foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501.

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

Prior to this we launched our e-commerce site on the Internet for the purpose of engaging in the business of selling jewelry and crafts online.  Our new website is located at www.shoptortuga.com. Our initial website was located at www.tortuga-imports.com. This website has a link to our new recently launched website. Our website currently offers jewelry designed by our President, Vanessa Avila. Our jewelry is also currently for sale in select retail locations in Edmonton and Vancouver. We have imported jewelry and crafts to date but have not yet imported any furniture.  We also import various materials, primarily silverware, which our President, Vanessa Avila, designs into jewelry which we offer for sale.  We intend to continue to sell jewelry on our website and through select retail locations.

Over the next twelve months we intend to use funds to develop our new reservation platform and website and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$50,000
Operations
Website Development and Promotion	20,000
Total	$70,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At May 31, 2010, there was a working capital deficit of $5,625.

At May 31, 2010, our total current assets were $13,645.

At May 31, 2010, our total current liabilities were $19,270.

For the nine months ended May 31, 2010, we incurred expenditures of $11,057 and posted losses of $11,057. For the nine months ending May 31, 2009, we incurred expenditures of  $10,975 and posted losses of $10,975.  From inception to May 31, 2010, we incurred losses of $131,730.  The principal components of the losses for the three months ended May 31, 2010, were administrative expenses and accounting and audit fees.

Operating expenses for the nine months ending May 31, 2010, were $11,057. Operating expenses for the nine months ending May 31, 2009 which were $10,975 Operating expenses since inception to May 31, 2010, were $137,966.

For the three months ended May 31, 2010, we incurred expenditures of $2,475 and posted losses of $2,475. For the three months ending May 31, 2009, we incurred expenditures of  $2,409 and posted losses of $2,409.  From inception to May 31, 2010, we incurred losses of $131,730.  The principal components of the losses for the three months ended May 31, 2010, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending May 31, 2010, were $2,475. Operating expenses for the three months ending May 31, 2009 which were $2,409 Operating expenses since inception to May 31, 2010, were $131,730.

At May 31, 2010, we had cash of $13,645.

We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 450,000 shares of the Company’s common stock.  In November 2008, the Company received $15,000 for subscriptions of 450,000 shares of the Company’s common stock.  These shares have not been issued. On December 10, 2009 the Company received $25,000 for subscriptions for 1,500,000 shares.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2010.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

JETBLACK CORP.
/s/ Vanessa Avila
Date: July 14, 2010	Vanessa Avila, President and CEO (Principal Executive Officer) and Principal Accounting Officer