Form 10-K
period 2010-08-31
Jetblack Corp
filed 2010-12-14
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2010

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-102945

Jetblack Corp.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

152,612,700 common shares issued and outstanding as of November 29, 2010.

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

Effective March 15, 2010, the Company effected a six (6) for one (1) new forward stock split of the Company’s authorized and issued and outstanding common stock. As a result, the Company’s authorized capital increased from 225,000,000 to 1,350,000,000 shares, and outstanding shares increased from 25,435,450 shares of common stock to 152,612,700 shares of common stock, all with a par value of $0.001. The stock split is presented retroactively in the financial statements.

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

Properties

Our offices are located at Suite 219-10654 82nd Avenue SW, Edmonton, Alberta T6E 4A7. We conduct all of our executive and administrative functions from this facility. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. Avila.We are currently actively searching for new lease office. We will require a location that provides us with the space necessary for office administration. We anticipate locating a suitable facility in the near future. Our telephone number is (780) 710-9840.

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

On December 10, 2009 the Company received $25,000 for subscriptions for 1,500,000 shares. During December 2010, the Company issued 227,900 common shares at $0.05 per share for gross proceeds of $11,395.

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

Prior to this we had launched an  e-commerce website at www.shoptortuga.com. We also placed our jewelry, designed by our President, Vanessa Avila, in a few select retail locations in Edmonton and Vancouver.  In addition, our jewelry was also available at the Aydin Gallery located in the Tinsletown Mall in Vancouver. The jewelry was placed on a consignment basis.

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

Products

For the year ended August  31, 2010 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We  anticipate that we will expend approximately $20,000 on research and development over the twelve months ending August 31, 2011.

Competition

The online booking of private aircraft market is highly fragmented.  In addition, the online commerce market in which we operate is new, rapidly evolving and highly competitive. We expect competition to intensify in the future because current and new competitors can launch web sites at a relatively low cost.

There are  a significant number of online providers private aircraft bookings.  Our principal competitor will be more established online providers.

Government Regulation and Supervision

Our operations are subject to the effects of international treaties and regulations especially the Federal Aviation Regulations Part 135 operating requirements: commuter and on-demand operations and rules governing persons on board such air crafts.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending August 31, 2011.

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

We are in the early stages of our growth which makes it difficult to evaluate whether we will operate profitably.

We are in the early stages of the growth of our company, which plans to commence work on developing an online reservation system to access numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record.

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

We have received a going concern opinion from our independent auditors

We have received a going concern opinion from our independent auditors LBB & Associates Ltd., LLP, concerning our August 31, 2010  consolidated financial statements. The report of Independent Public Accounting Firm accompanying our August 31, 2010 consolidated financial statements contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of November 29, 2010 there were 58 holders of record of our common stock. As of such date, 152,612,700 common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “JTBK”.

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

Item 7.  Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending August 31, 2010 we posted losses of $15,626 as compared to losses of $13,485 for the year ended August 31, 2009. Inception through August 31, 2010 losses total $136,299. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2010, we had cash of $0.

At August 31, 2010 our total assets were $0.

As of August 31, 2010, our total liabilities were $23,016 comprised primarily of accounts payable and accrued expenses.  This compares to our total liabilities of $19,572 at August 31, 2009.

Cash Requirements

Over the next twelve months we intend to raise funds to commence research and development efforts and for general and administrative expenditures, as follows:

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

On December 10, 2009 the Company received a subscription for $25,000 for 1,500,000 shares. The shares have not been issued. As of August 31, 2010, $12,178 has been paid for the subscription and the remaining $12,822 is recorded as a subscription receivable.

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

Report of Independent Registered Public Accounting Firm, dated December 10, 2010.

Consolidated Balance Sheets at August 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended August 31, 2010 and 2009, and for the period from April 17, 2002 (inception) to August 31, 2010.

Consolidated Statements of Shareholders’ Deficit from April 17, 2002 (inception) to August 31, 2010.

Consolidated Statements of Cash Flows for the years ended August 31, 2010 and 2009, and the period from April 17, 2002 (inception) to August 31, 2010.

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jetblack Corp.
(Formerly Tortuga Mexican Imports, Inc.)
(A Development Stage Company)
Edmonton, Alberta Canada

We have audited the accompanying consolidated balance sheets of Jetblack Corp. (the “Company”) as of August 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years then ended and for the period from April 17, 2002 (inception) through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jetblack Corp. as of August 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from April 17, 2002 (inception) through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
December 10, 2010

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	August 31, 2010 $	August 31, 2009 $

ASSETS

CURRENT ASSETS

Cash	–	4

Total Current Assets	–	4

Total Assets	–	4

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	19,016	15,572
Shareholder advance	4,000	4,000

Total Current Liabilities	23,016	19,572

Total Liabilities	23,016	19,572

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 1,350,000,000 shares authorized, 152,612,700 and 151,112,700 shares issued and outstanding at August 31, 2010 and 2009 respectively	152,613	151,113
Additional paid in capital	(26,508)	(50,008)
Subscription Receivable	(12,822)	–
Deficit accumulated during the development stage	(136,299)	(120,673)

Total Shareholders’ Deficit	(23,016)	(19,568)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	–	4

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2010 and 2009 and
the Period from April 17, 2002 (Inception) through August 31, 2010

	Year Ended August 31, 2010		Year Ended August 31, 2009		April 17, 2002 (Inception) to August 31, 2010
	$		$		$

REVENUE		–		–		7,569

COST OF GOODS SOLD		–		–		(1,333)

GROSS PROFIT		–		–		6,236

EXPENSES

Inventory write-down		–		–		1,400
General and administrative		15,626		13,485		141,135

Total Expenses		15,626		13,485		142,535

Operating Loss		(15,626)		(13,485)		(136,299)

NET LOSS		(15,626)		(13,485)		(136,299)

NET PROFIT (LOSS) PER SHARE: BASIC AND DILUTED		(0.00)		(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED		152,197,600		151,112,700

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Period From April 17, 2002 (Inception) through August 31, 2010

	Common Stock
	Number	Amount $	Additional Paid-in Capital $	Subscription Receivable $	Deficit Accumulated During the Development Stage $	Total $
Issuance of common stock for cash	108,000,000	108,000	(106,000)	–	–	2,000
Issuance of common stock for services	5,400,000	5,400	(5,300)	–	–	100
Net loss	–	–	–	–	(2,124)	(2,124)
Balance, August 31, 2002	113,400,000	113,400	(111,300)	–	(2,124)	(24)
Net loss	–	–	–	–	(3,265)	(3,265)
Balance, August 31, 2003	113,400,000	113,400	(111,300)	–	(5,389)	(3,289)
Net loss	–	–	–	–	(10,673)	(10,673)
Balance, August 31, 2004	113,400,000	113,400	(111,300)	–	(16,062)	(13,962)
Issuance of common stock for cash	36,963,000	36,963	31,487	–	–	68,450
Net loss	–	–	–	–	(6,866)	(6,866)
Balance, August 31, 2005	150,363,000	150,363	(79,813)	–	(22,928)	47,622
Issuance of common stock for acquisition of subsidiary	299,700	300	255	–	–	555
Net loss	–	–	–	–	(29,966)	(29,966)
Balance, August 31, 2006	150,662,700	150,663	(79,558)	–	(52,894)	18,211
Net loss	–	–	–	–	(27,252)	(27,252)
Balance, August 31, 2007	150,662,700	150,663	(79,558)	–	(80,146)	(9,041)
Issuance of common stock for cash	450,000	450	14,550	–	–	15,000
Net loss	–	–	–	–	(27,042)	(27,042)
Balance, August 31, 2008	151,112,700	151,113	(65,008)	–	(107,188)	(21,083)
Subscription received	–	–	15,000	–	–	15,000
Net loss	–	–	–	–	(13,485)	(13,485)
Balance, August 31, 2009	151,112,700	151,113	(50,008)	–	(120,673)	(19,568)
Issuance of common stock for cash	1,500,000	1,500	23,500	(12,822)	–	12,178
Net loss	–	–	–	–	(15,626)	(15,626)
Balance, August 31, 2010	152,612,700	152,613	(26,508)	(12,822)	(136,299)	(23,016)

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2010 and 2009 and
Period from April 17, 2002 (Inception) through August 31, 2010

	Year Ended August 31, 2010	Year Ended August 31, 2009	April 17, 2002 (Inception) to August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,626)	$(13,485)	$(136,299)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	3,444	(5,669)	19,016
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,182)	(19,154)	(116,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	4,000	4,000
Proceeds from issuance of common stock for cash	12,178	15,000	112,628
CASH FLOWS PROVIDED BY FINANCING	12,178	19,000	116,628
ACTIVITIES
NET CHANGE IN CASH	(4)	(154)	–
Cash, beginning of period	4	158	–
Cash, end of period	$–	$4	$–
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions
Issuance of common stock for subscription receivable	$12,822	$-	$12,822

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(FORMERLY TORTUGA MEXICAN IMPORTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Jetblack Corp. (the “Company") was incorporated under the name Tortuga Mexican Imports in Nevada on April 17, 2002, to sell jewelry, furniture and other Mexican handcrafted products. On June 1, 2006 the Company acquired Tortuga Mexican Imports Canada Inc. ("Tortuga Canada"), a Canadian private company incorporated under the federal laws of Canada. Effective March 15, 2010, the Company changed its name from Tortuga Mexican Imports Inc. to Jetblack Corp., by way of a merger with the Company’s wholly owned subsidiary Jetblack Corp., which was formed solely for the change of name.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2010, the Company has working capital deficit of $23,016 and has incurred losses since inception of $136,299. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

Development Stage Company

The Company complies with Accounting Standards Board Codification 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

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

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and advances from shareholders. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of Mexican jewelry and silverware. Tortuga determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts.

Impairment of Inventory

The Company reviews inventory for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2010 and 2009, the Company recorded no impairment loss.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed.

All sales are final and returns are not accepted. All sales are paid in cash at the time the products are delivered.

Newly Adopted Accounting Pronouncements

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of ASC 820 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 820 for the Company’s financial assets and liabilities in the first quarter of fiscal 2010, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. The Company adopted ASC 855 in the year ended August 31, 2010; this adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 in the first quarter of fiscal 2010; this adoption did not have material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 3 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As of August 31, 2010 the interest accrued on the advances is $760. The advances and accrued interest are payable on demand.

NOTE 4 - COMMON STOCK

During the year ended August 31, 2009, the Company subscribed 450,000 shares for cash proceeds of $15,000. The shares have not been issued.

On December 10, 2009 the Company issued 1,500,000 common shares for a subscription of $25,000. As at August 31, 2010, $12,178 has been paid for the subscription and the remaining $12,822 is recorded as subscription receivable.

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

NOTE 5 - INCOME TAXES

The Company follows Accounting Standards Codification 740 (“ASC 740”), “Income Taxes”. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	August 31, 2010	August 31, 2009
Refundable Federal income tax attributable to:
Current Operations	$5,300	$4,500
Less, Change in valuation allowance	(5,300)	(4,500)
Net provision	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2010	August 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$45,800	$40,500
Less, valuation allowance	(45,800)	(40,500)
Net deferred tax asset	$–	$–

At August 31, 2010, the Company had an unused net operating loss carryover approximating $136,000 that is available to offset future taxable income, which expires beginning in 2022.

NOTE 6 – SUBSEQUENT EVENT

During December, 2010 the Company issued 227,900 common shares at $0.05 per share for gross proceeds of $11,395.

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

As of August 31, 2010, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended August 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2010.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarter ended August 31, 2010.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Jetblack Corp., Suite 219 - 10654 82 Ave NW, Edmonton, Alberta, Canada T6E 2A7.

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

Item 11.   Executive Compensation.

Vanessa Avila received nil in cash or other compensation during the fiscal years ended August 31, 2010 and nil during the fiscal years ended August 31, 2009.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2010 and 2009 to our executive officers and directors.  There were no stock options outstanding as at August 31, 2010.  To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Beneficial Ownership

The following table sets forth, as of December 13, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vanessa Avila	108,000,000 common shares	71%

Directors and Officers (as a group)	108,000,000 common shares	71%

(1)  Based on 152,612,700 shares outstanding as of December 13, 2010 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010 were $5,300.

Audit Related Fees

For the fiscal year ended August 31, 2010, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $5,975.

Tax Fees

For the fiscal year ended August 31, 2010, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

(32)  Section 906 Certification

32.1  Certification of Vanessa Avila

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLACK CORP.

By:

Vanessa Avila, President, Secretary and Director

Date: December ____, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

Vanessa Avila, President, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December ____, 2010