Form 10-Q
period 2010-11-30
Jetblack Corp
filed 2011-01-18
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  153,290,600 common shares issued and outstanding as of January 14, 2011

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30, 2010 $ (Unaudited)	August 31, 2010 $

ASSETS

CURRENT ASSETS

Cash	–	–

Total Current Assets	–	–

Total Assets	–	–

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	21,267	19,016
Shareholder advance	4,000	4,000

Total Current Liabilities	25,267	23,016

Total Liabilities	25,267	23,016

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 1,350,000,000 shares authorized, 152,612,700 shares issued and outstanding	152,613	152,613
Additional paid in capital	(26,508)	(26,508)
Subscription receivable	(12,822)	(12,822)
Deficit accumulated during the development stage	(138,550)	(136,299)

Total Shareholders’ Deficit	(25,267)	(23,016)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	–	–

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2010 and 2009 and
the Period from April 17, 2002 (Inception) through November 30, 2010
(Unaudited)

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	April 17, 2002 (Inception) to November 30, 2010
	$	$	$

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

Inventory write-down	–	–	1,400
General and administrative	2,251	838	143,386

Total Expenses	2,251	838	144,786

Net Operating Loss	(2,251)	(838)	144,786

NET LOSS	(2,251)	(838)	(138,550)

NET PROFIT (LOSS) PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	152,612,700	151,112,700

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2010 and 2009 and
the Period from April 17, 2002 (Inception) through November 30, 2010
(Unaudited)

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2010	April 17, 2002 (Inception) to November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,251)	$(838)	$(138,550)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	2,251	834	21,267
CASH FLOWS USED IN OPERATING ACTIVITIES	–	(4)	(116,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	4,000
Proceeds from issuance of common stock	–	–	112,628
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	–	–	116,628
NET INCREASE (DECREASE) IN CASH	–	(4)	–
Cash, beginning of period	–	4	–
Cash, end of period	$–	$–	$–
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash Transaction Issuance of Common Stock for Subscription Receivable	__-	_-	$12,822

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Jetblack Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2010 as reported in Form 10-K, have been omitted.

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As at November 30, 2010 the interest accrued on the advances is $860. The advances and accrued interest are payable on demand and unsecured.

NOTE 3 – COMMON STOCK

During the year ended August 31, 2009, the Company subscribed 450,000 shares for cash proceeds of $15,000. The shares were issued in December 2010.

On December 10, 2009 the Company issued 1,500,000 common shares for a subscription of $25,000. As at August 31, 2010, $12,178 has been paid for the subscription and the remaining $12,822 is recorded as subscription receivable.

NOTE 4 – SUBSEQUENT EVENT

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

We raised a total of $68,450 pursuant to our SB-2 registration statement, which was declared effective on February 22, 2005. We closed the offering on August 22, 2005. In October 2007, the Company received $15,000 for subscriptions for 450,000 shares of the Company’s common stock.   In November 2008, the Company received $15,000 for subscriptions of 450,000 shares.  These shares were issued in December 2010.

On December 10, 2009 the Company issued 1,500,000 common shares for a subscription of  $25,000.  As of August 31, 2010 $12,178 was paid for the subscription and the remaining $12,822 was recorded as a subscription receivable.

During December 2010 the Company issued 227,900 common shares at $0.05 per share for gross proceeds of $11,395.

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

Products

For the period ended November 30, 2010 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We  anticipate that we will expend approximately $20,000 on research and development over the twelve months ending November 30, 2011.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending November 30, 2011.

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

We have incurred a net loss of $2,251 for the three months ended November 30, 2010. As of November 30, 2010, we had an accumulated deficit of $138,550. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2010 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

•	successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf.

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

Our independent accountant's report to our audited financial statements for the year ended August 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

At November 30, 2010, there was a working capital deficit of $25,267.

At November 30, 2010, our total current assets were $0.

At November 30, 2010, our total current liabilities were $25,267.

For the three months ended November 30, 2010, we incurred expenditures of $2,251 and posted losses of $2,251. For the three months ending November 30, 2009, we incurred expenditures of  $838 and posted losses of $838.  From inception to November 30, 2010, we incurred losses of $138,550.  The principal components of the losses for the three months ended November 30, 2010, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending November 30, 2010, were $2,251. Operating expenses for the three months ending November 30, 2009 which were $838 Operating expenses since inception to November 30, 2010, were $144,786.

At November 30, 2010, we had cash of $0.

We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time. We completed a financing in 2005 which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 450,000 shares of the Company’s common stock.  In November 2008, the Company received $15,000 for subscriptions of 450,000 shares of the Company’s common stock.  These shares were issued in December 2010.

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

On December 10, 2009 the Company issued 1,500,000 common shares for a subscription of  $25,000.  As of August 31, 2010 $12,178 was paid for the subscription and the remaining $12,822 was recorded as a subscription receivable.

On December 10, 2010 the Company received $11,395 for subscriptions for 227,900 shares.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2010.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

In December 2010, the Company received $11,395 for subscriptions for 227,900 shares.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibits	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLACK CORP.
/s/ Vanessa Avila
Date: January 17, 2011	Vanessa Avila, President and CEO (Principal Executive Officer) and Principal Accounting Officer