Form 10-Q
period 2011-02-28
Jetblack Corp
filed 2011-04-18
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  153,290,600 common shares issued and outstanding as of April 14, 2011

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	February 28, 2011 $	August 31, 2010 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	–	–

Total Current Assets	–	–

Total Assets	–	–

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	13,298	19,016
Shareholder advance	4,000	4,000

Total Current Liabilities	17,298	23,016

Total Liabilities	17,298	23,016

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 1,350,000,000 shares authorized, 153,290,600 and 152,612,700 shares issued and outstanding on February 28, 2011 and August 31, 2010 respectively	153,291	152,613
Additional paid in capital	(8,841)	(26,508)
Subscription receivable	(12,822)	(12,822)
Deficit accumulated during the development stage	(148,926)	(136,299)

Total Shareholders’ Deficit	(17,298)	(23,016)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	–	–

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2011 and 2010 and
the Period from April 17, 2002 (Inception) through February 28, 2011
(Unaudited)

	Three Months Ended February 28, 2011		Three Months Ended February 28, 2010		Six Months Ended February 28, 2011		Six Months Ended February 28, 2010		April 17, 2002 (Inception) to February 28, 2011
	$		$		$		$		$

REVENUE		–		–		–		–		7,569

COST OF GOODS SOLD		–		–		–		–		(1,333)

GROSS PROFIT		–		–		–		–		6,236

EXPENSES

Inventory write-down		–		–		–		–		1,800
General and administrative		10,376		7,744		12,627		8,582		153,362

Total Expenses		10,376		7,744		12,627		8,582		155,162

Net Operating Loss		(10,376)		(7,744)		(12,627)		(8,582)		155,162

NET LOSS		(10,376)		(7,744)		(12,627)		(8,582)		(148,926)

NET LOSS PER SHARE: BASIC AND DILUTED		(0.00)		(0.00)		(0.00)		(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED		153,200,278		152,362,700		152,904,866		151,734,247

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended February 28, 2011 and 2010 and
the Period from April 17, 2002 (Inception) through February 28, 2011
(Unaudited)

	Six Months Ended February 28, 2011	Six Months Ended February 28, 2010	April 17, 2002 (Inception) to February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,627)	$(8,582)	$(148,926)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(5,718)	(2,777)	13,298
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,345)	(11,359)	(134,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	4,000
Proceeds from issuance of common stock	18,345	25,000	130,973
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,345	25,000	134,973
NET CHANGE IN CASH	–	13,641	–
Cash, beginning of period	–	4	–
Cash, end of period	$–	$13,645	$–
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash Transaction
Issuance of common stock for subscription receivable	$–	$–	$12,822

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

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 a shareholder of the Company advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As at February 28, 2011 the interest accrued on the advances is $961. The advances and accrued interest are payable on demand and unsecured.

NOTE 3 – COMMON STOCK

During the year ended August 31, 2009, the Company subscribed 450,000 shares for cash proceeds of $15,000. The shares were issued in December 2010.

During the year ended August 31, 2010, the Company issued 1,500,000 common shares for a subscription of $25,000.  As at August 31, 2010, $12,178 was paid for the subscription and the remaining $12,822 is recorded as a subscription receivable.

During the six months ended February 28, 2011, the Company issued 227,900 common shares at $0.05 per share for gross proceeds of $11,395.

During the six months ended February 28, 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share.  These shares have not been issued.

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

As used in this quarterly report, the terms "we", "us", "our company", and "Jetblack" mean Jetblack Corp., unless otherwise indicated.  All dollar amounts refer to US dollars unless otherwise indicated.

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

Properties

Our offices are located at Suite 219-10654 82nd Avenue SW, Edmonton, Alberta T6E 2A7. We conduct all of our executive and administrative functions and ship our products to our customers from this facility. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. Avila.We are currently actively searching for new lease office and warehouse space. We will require a location that provides us with the space necessary for office administration. We anticipate locating a suitable facility in the near future. Our telephone number is (780) 710-9840.

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

On December 10, 2009, the Company issued 1,500,000 common shares for a subscription of $25,000.  As of August 31, 2010, $12,178 was paid for the subscription and the remaining $12,822 was recorded as a subscription receivable.

During December 2010, the Company issued 227,900 common shares at $0.05 per share for gross proceeds of $11,395.

During February 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share.  These shares have not been issued.

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

Products

For the period ended February 28, 2011 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We  anticipate that we will expend approximately $20,000 on research and development over the twelve months ending Februaruy 28, 2012.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending February 28, 2012.

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

We have incurred a net loss of $12,627 for the six months ended February 28, 2011. As of February 28, 2011, we had an accumulated deficit of $148,926. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2010 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

We are in the early stages of our growth and we have not earned significant revenue, which makes it difficult to evaluate whether we will operate profitably.

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

At February 28, 2011, there was a working capital deficit of $17,298.

At February 28, 2011, our total current assets were $0.

At February 28, 2011, our total current liabilities were $17,298.

Three months ended February 28, 2011

For the three months ended February 28, 2011, we incurred expenditures of $10,376 and posted losses of $10,376. For the three months ending February 28, 2010, we incurred expenditures of  $7,744 and posted losses of $7,744.  From inception to February 28, 2011, we incurred losses of $148,926.  The principal components of the losses for the three months ended February 28, 2011, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending February 28, 2011, were $10,376. Operating expenses for the three months ending February 28, 2010 which were $7,744. Operating expenses since inception to February 28, 2011, were $155,162.

Six months ended February 28, 2011

For the six months ended February 28, 2011, we incurred expenditures of $12,627 and posted losses of $12,627. For the six months ending February 28, 2010, we incurred expenditures of  $8,582 and posted losses of $8,582.  From inception to February 28, 2011, we incurred losses of $148,926.  The principal components of the losses for the three months ended February 28, 2011, were administrative expenses and accounting and audit fees.

Operating expenses for the six months ending February 28, 2011, were $12,627. Operating expenses for the six months ending February 28, 2010 which were $8,582. Operating expenses since inception to February 28, 2011, were $155,162.

At February 28, 2011, we had cash of $0.

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

On December 10, 2009 the Company issued 1,500,000 common shares for a subscription of $25,000.  As of August 31, 2010, $12,178 was paid for the subscription and the remaining $12,822 was recorded as a subscription receivable.

On December 10, 2010 the Company issued 227,900 shares at $0.05 per share for gross proceeds of $11,395.

During February 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share.  These shares have not been issued.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2011.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During the six months ended February 28, 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share.  These shares have not been issued.

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

JETBLACK CORP.
/s/ Vanessa Avila
Date: April 14, 2011	Vanessa Avila, President and CEO (Principal Executive Officer) and Principal Accounting Officer