Form 10-Q
period 2011-05-31
Jetblack Corp
filed 2011-07-20
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 66,963,000 common shares issued and outstanding as of July 20, 2011

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [ ] No [X]

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2011	2010
	$	$
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	–	–
Total Current Assets	–	–
Total Assets	–	–

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	15,854	19,016
Shareholder advance	4,000	4,000
Total Current Liabilities	19,854	23,016
Total Liabilities	19,854	23,016

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 1,350,000,000 shares authorized, 66,963,000 and 152,612,700 shares issued and outstanding on May 31, 2011 and August 31, 2010 respectively	66,963	152,613
Additional paid in capital	77,487	(26,508)
Subscription receivable	(12,822)	(12,822)
Deficit accumulated during the development stage	(151,482)	(136,299)
Total Shareholders’ Deficit	(19,854)	(23,016)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	–	–

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2011 and 2010 and
the Period from April 17, 2002 (Inception) through May 31, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	April 17, 2002
	Ended	Ended	Ended	Ended	(Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011
	$	$	$	$	$
REVENUE	–	–	–	–	7,569
COST OF GOODS SOLD	–	–	–	–	(1,333)
GROSS PROFIT	–	–	–	–	6,236

EXPENSES
Inventory write-down	–	–	–	–	1,800
General and administrative	2,556	2,475	15,183	11,057	155,918
Total Expenses	2,556	2,475	15,183	11,057	157,718
Net Operating Loss	(2,556)	(2,475)	(15,183)	(11,057)	(151,482)
NET LOSS	(2,556)	(2,475)	(15,183)	(11,057)	(151,482)
NET PROFIT (LOSS) PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	127,955,326	152,612,700	144,496,962	152,030,282

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2011 and 2010 and
the Period from April 17, 2002 (Inception) through May 31, 2011
(Unaudited)

	Nine Months	Nine Months	April 17, 2002
	Ended	Ended	(Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,183)	$(11,057)	$(151,482)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(3,162)	(302)	15,854
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,345)	(11,359)	(134,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	4,000
Proceeds from issuance of common stock	18,345	25,000	130,973
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,345	25,000	134,973
NET CHANGE IN CASH	–	13,641	–
Cash, beginning of period	–	4	–
Cash, end of period	$–	$13,645	$–
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash Transaction
Issuance of common stock for subscription receivable	$–	$–	$12,822

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

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 Ms. Avila advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As at May 31, 2011 the interest accrued on the advances is $1,062. The advances and accrued interest are payable on demand and unsecured.

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

During the nine months ended May 31, 2011, the Company issued 227,900 common shares at $0.05 per share for gross proceeds of $11,395.

During the nine months ended May 31, 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share. These shares have not been issued.

On May 2, 2011, the new director and president of the Company purchased 108,000,000 shares of the Company’s common stock from the prior director and president of the Company in a private, non-issuer transaction. As at May 2, 2011, the purchased shares represented approximately 70% of the Company’s issued and outstanding common stock.

On May 4, 2011, the new director and president of the Company returned 86,327,600 shares of the Company’s common stock to treasury, as a result of which he owns 21,672,400 common shares of the Company representing approximately 32% of the Company’s issued and outstanding shares of common stock. The Company is currently evaluating if these change of control transactions will impact the Company’s ability to utilize the net operating loss in the future.

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

General

Our Business – General

We were incorporated on April 17, 2002, under the laws of the State of Nevada. We have commenced limited operations, and have generated revenue of $7,569 to date. We are still a development stage corporation. On January 30, 2007, we approved a nine (9) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue nine shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on March 1, 2007. As a result, the authorized capital of our company increased from 25,000,000 to 225,000,000 shares of common stock with a par value of $0.001.

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

Properties

Our offices are located at Suite 219-10654 82nd Avenue SW, Edmonton, Alberta T6E 2A7. We conduct all of our executive and administrative functions and ship our products to our customers from this facility. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of our former President, Ms. Avila.We are currently searching for new lease office and warehouse space. We will require a location that provides us with the space necessary for office administration. We anticipate locating a suitable facility in the near future. Our telephone number is (780) 710-9840.

History

From 1995 to 1997, Ms. Avila, our former President and director, traveled extensively throughout the country of Mexico. During this time, Ms. Avila came in contact with various producers of fine furniture, jewelry and Mexican crafts. Ms. Avila was impressed by the opportunity she saw to obtain exceptional Mexican furniture, jewelry and crafts and effect its reliable delivery to international buyers. Initially Ms. Avila was traveling throughout Mexico in pursuit of personal purchases. However, Ms. Avila soon realized that there was an opportunity to export these fine products abroad. Ms. Avila cultivated relationships and contacts with various producers throughout Mexico.

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

On May 3, 2011, Vanessa Avila resigned as President, Secretary and Director of the Company. Effective May 3, 2011, Nigel Farnsworth was elected Director and appointed President, Secretary and Treasurer of the Company. Mr. Farnsworth is a graduate of The School of Business at The University of Exeter in Exeter, United Kingdom and has been involved with numerous business ventures in the both the United Kingdom and the United States. From 2005 to the present, Mr. Farnsworth has been a principal at Greenshoe Capital LLC.

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

Products

For the period ended May 31, 2011 we did not have a product line. We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We anticipate that we will expend approximately $20,000 on research and development over the twelve months ending May 31, 2012.

Employees

Currently there are no full time or part-time employees of our company. However, our president, Nigel Farnsworth, is a consultant of our company. We do not expect an increase in the number of employees over the next 12 month period. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft. We also intend to purchase a new domain over the twelve months ending May 31, 2012.

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

We have incurred a net loss of $15,183 for the nine Months ended May 31, 2011. As of May 31, 2011, we had an accumulated deficit of $151,482. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2010 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

The loss of Mr. Farnsworth or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our President, Mr. Nigel Farnsworth, and other key management personnel, and our ability to continue to hire and retain personnel. Mr. Farnsworth spends the majority of his working time working with our company. It may be difficult to find sufficiently qualified individuals to replace Mr. Farnsworth or other key management personnel if we were to lose any one or more of them. The loss of Mr. Farnsworth or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

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

We have recently changed operations and management. We intend to develop an online reservation system to access to numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators. We intend to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

At May 31, 2011, there was a working capital deficit of $19,854.

At May 31, 2011, our total current assets were $0.

At May 31, 2011, our total current liabilities were $19,854.

Three months ended May 31, 2011

For the three months ended May 31, 2011, we incurred expenditures of $2,556 and posted losses of $2,556. For the three months ended May 31, 2010, we incurred expenditures of $2,475 and posted losses of $2,475. From inception to May 31, 2011, we incurred losses of $151,482. The principal components of the losses for the three months ended May 31, 2011, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending May 31, 2011, were $2,556 compared to operating expenses for the three months ended May 31, 2010 of $2,475. Operating expenses since inception to May 31, 2011, were $157,718.

Nine Months ended May 31, 2011

For the nine months ended May 31, 2011, we incurred expenditures of $15,183 and posted losses of $15,183. For the nine months ending May 31, 2010, we incurred expenditures of $11,057 and posted losses of $11,057. From inception to May 31, 2011, we incurred losses of $151,482 The principal components of the losses for the nine months ended May 31, 2011, were administrative expenses and accounting and audit fees.

Operating expenses for the nine months ending May 31, 2011, were $15,183 compared to operating expenses for the nine months ending May 31, 2010 of $11,057. Operating expenses since inception to May 31, 2011, were $157,718.

At May 31, 2011, we had cash of $0.

We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We completed a financing in 2005 from which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 450,000 shares of the Company’s common stock. In November 2008, the Company received $15,000 for subscriptions of 450,000 shares of the Company’s common stock. These shares were issued in December 2010.

We have recently changed operations and management. We intend to develop an online reservation system to access to numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators. We intend to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2011. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2, filed on February 4, 2003).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLACK CORP.

/s/ Nigel Farnsworth

Date: July 20, 2011	Nigel Farnsworth, President and CEO (Principal
Executive Officer) and Principal Accounting Officer