Form 10-K
period 2011-08-31
Jetblack Corp
filed 2011-12-14
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-102945

Jetblack Corp.
(Name of small business issuer in its charter)

Nevada	98-0379431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 219 - 10654 82nd Ave, Edmonton, Alberta, Canada	T6E 2A7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (780) 710-9840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

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

67,113,000 common shares issued and outstanding as of December 14, 2011.

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐   No ☒

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

As used in this annual report, the terms "we", "us", "our", and "Jetblack" mean Jetblack Corp., unless otherwise indicated.

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

On May 4, 2011, Nigel Farnsworth returned 86,327,600 of his common shares to treasury.  As of December 14, 2011, there are 67,113,000 common shares of the Company issued and outstanding.

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

Properties

Our offices are located at Suite 219-10654 82nd Avenue NW, Edmonton, Alberta T6E 2A7. We conduct all of our executive and administrative functions and ship our products to our customers from this facility. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of our former President, Ms. Avila. We are currently searching for new lease office and warehouse space. We will require a location that provides us with the space necessary for office administration. We anticipate locating a suitable facility in the near future. Our telephone number is (780) 710-9840.

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

On December 10, 2009, the Company issued 1,500,000 common shares for a subscription of $25,000.  As of August 31, 2011, $12,178 was paid for the subscription and the remaining $12,822 was recorded as a subscription receivable.

During December 2010, the Company issued 227,900 common shares at $0.05 per share for gross proceeds of $11,395.

During February 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share.  These shares have not been issued.

Management did not purchase shares in either transaction.

On May 2, 2011, Nigel Farnsworth purchased 108,000,000 shares of common stock of the Company from Vanessa Avila in a private, non-issuer transaction resulting in a change in control of Jetblack.

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

Products

For the period ended August 31, 2011 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We  anticipate that we will expend approximately $20,000 on research and development over the twelve months ending August 31, 2012.

Employees

Currently there are no full time or part-time employees of our company. However, our president, Nigel Fransworth, is a consultant of our company. We do not expect an increase in the number of employees over the next 12 month period. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending August 31, 2012.

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

We have incurred a net loss of $19,619 for the year ended August 31, 2011. As of August 31, 2011, we had an accumulated deficit of $155,918. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2011 financial statements included in this Form 10-K includes an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern as our ability to continue our business is dependent upon our ability to obtain additional capital, among other things.

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

Our independent accountant's report to our audited financial statements for the year ended August 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Item 4.                 Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                 Market for Common Equity and Related Stockholder Matters.

As of December 12, 2011 there were 63 holders of record of our common stock. As of such date, 67,113,000 common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “JTBK”.

On January 30, 2007, our Board of Directors approved a nine (9) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock.  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that our Corporation will issue nine (9) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on March 1, 2007. As a result, our authorized capital has increased from 25,000,000 to 225,000,000 shares of common stock with a par value of $0.001 each.

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

On May 4, 2011, Nigel Farnsworth returned 86,327,600 of his common shares to treasury. As of December 14, 2011, the total number of issued and outstanding shares of the Company was 67,113,000.

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

On November 24, 2011, the Company received $30,000 from subscriptions for 150,000 common shares at $0.20 per share. The shares were issued on December 7, 2011.

Item 6.                 Selected Financial Data.

Not required.

Item 7.                 Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending August 31, 2011 we posted losses of $19,619 as compared to losses of $15,626 for the year ended August 31, 2010. Inception through August 31, 2011 losses totaled $155,918. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At August 31, 2011, we had cash of $nil as compared to $0 for the year ended August 31, 2010.

At August 31, 2011 our total assets were $nil as compared to $0 for the year ended August 31, 2010.

As of August 31, 2011, our total liabilities were $24,290 comprised primarily of accounts payable and accrued expenses.  This compares to our total liabilities of $23,016 at August 31, 2010.

Cash Requirements

Over the next twelve months we intend to raise funds for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$50,000
Operations
Website Development and Promotion	$20,000
Total	$70,000

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

On December 10, 2009, the Company issued 1,500,000 common shares for a subscription of $25,000.  As of August 31, 2011, $12,178 was paid for the subscription and the remaining $12,822 was recorded as a subscription receivable.

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

Report of Independent Registered Public Accounting Firm.	11

Consolidated Balance Sheets at August 31, 2011 and 2010.	12

Consolidated Statements of Operations for the years ended August 31, 2011 and 2010, and for the period from April 17, 2002 (inception) to August 31, 2011.	13

Consolidated Statements of Shareholders’ Equity (Deficit) from April 17, 2002 (inception) to August 31, 2011.	14

Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010 and the period from April 17, 2002 (inception) to August 31, 2011.	15

Notes to the Consolidated Financial Statements	16

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jetblack Corp.
(A Development Stage Company)
Edmonton, Alberta Canada

We have audited the accompanying consolidated balance sheets of Jetblack Corp. (the “Company”) as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from April 17, 2002 (inception) through August 31, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jetblack Corp. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from April 17, 2002 (inception) through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
December 7, 2011

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	August 31, 2011 $	August 31, 2010 $

ASSETS

CURRENT ASSETS

Cash	–	–

Total Current Assets	–	–

Total Assets	–	–

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	19,380	19,016
Shareholder advance	4,910	4,000

Total Current Liabilities	24,290	23,016

Total Liabilities	24,290	23,016

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 1,350,000,000 shares authorized, 66,963,000 and 152,612,700 shares issued and outstanding at August 31, 2011 and 2010 respectively	66,963	152,613
Additional paid in capital	77,487	(26,508)
Subscription Receivable	(12,822)	(12,822)
Deficit accumulated during the development stage	(155,918)	(136,299)

Total Shareholders’ Deficit	(24,290)	(23,016)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	–	–

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2011 and 2010 and
the Period from April 17, 2002 (Inception) through August 31, 2011

	Year Ended August 31, 2011	Year Ended August 31, 2010	April 17, 2002 (Inception) to August 31, 2011
	$	$	$

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

Inventory write-down	–	–	1,400
General and administrative	19,619	15,626	160,754

Total Expenses	19,619	15,626	162,154

Net Operating Loss	(19,619)	(15,626)	(155,918)

NET LOSS	(19,619)	(15,626)	(155,918)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	124,954,000	152,197,600
		–

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Period From April 17, 2002 (Inception) through August 31, 2011

	Common Stock		Additional	Subscription	Deficit Accumulated During the
	Number	Amount $	Paid-in Capital $	Receivable $	Development Stage $	Total $
Issuance of common stock for cash	108,000,000	108,000	(106,000)	–	–	2,000
Issuance of common stock for services	5,400,000	5,400	(5,300)	–	–	100
Net loss	–	–	–	–	(2,124)	(2,124)
Balance, August 31, 2002	113,400,000	113,400	(111,300)	–	(2,124)	(24)
Net loss	–	–	–	–	(3,265)	(3,265)
Balance, August 31, 2003	113,400,000	113,400	(111,300)	–	(5,389)	(3,289)
Net loss	–	–	–	–	(10,673)	(10,673)
Balance, August 31, 2004	113,400,000	113,400	(111,300)	–	(16,062)	(13,962)
Issuance of common stock for cash	36,963,000	36,963	31,487	–	–	68,450
Net loss	–	–	–	–	(6,866)	(6,866)
Balance, August 31, 2005	150,363,000	150,363	(79,813)	–	(22,928)	47,622
Issuance of common stock for acquisition of subsidiary	299,700	300	255	–	–	555
Net loss	–	–	–	–	(29,966)	(29,966)
Balance, August 31, 2006	150,662,700	150,663	(79,558)	–	(52,894)	18,211
Net loss	–	–	–	–	(27,252)	(27,252)
Balance, August 31, 2007	150,662,700	150,663	(79,558)	–	(80,146)	(9,041)
Issuance of common stock for cash	450,000	450	14,550	–	–	15,000
Net loss	–	–	–	–	(27,042)	(27,042)
Balance, August 31, 2008	151,112,700	151,113	(65,008)	–	(107,188)	(21,083)
Subscription received	–	–	15,000	–	–	15,000
Net loss	–	–	–	–	(13,485)	(13,485)

Balance, August 31, 2009	151,112,700	151,113	(50,008)	–	(120,673)	(19,568)
Issuance of common stock for cash	1,500,000	1,500	23,500	(12,822)	–	12,178
Net loss	–	–	–	–	(15,626)	(15,626)
Balance, August 31, 2010	152,612,700	152,613	(26,508)	(12,822)	(136,299)	(23,016)
Issuance of common stock for cash	677,900	678	17,667	–	–	18,345
Common stock returned to treasury	(86,327,600)	(86,328)	86,328	–	–	–
Net loss	–	–	–	–	(19,619)	(19,619)
Balance, August 31, 2011	66,963,000	66,963	77,487	(12,822)	(155,918)	(24,290)

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2011 and 2010 and
Period from April 17, 2002 (Inception) through August 31, 2011

	Year Ended August 31, 2011	Year Ended August 31, 2010	April 17, 2002 (Inception) to August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,619)	$(15,626)	$(155,918)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	364	3,444	19,380
CASH FLOWS USED IN OPERATING ACTIVITIES	(19,255)	(12,182)	(135,883)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	910	–	4,910
Proceeds from Issuance of common stock	18,345	12,178	130,973
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,255	12,178	135,883
NET CHANGE IN CASH	–	(4)	–
Cash, beginning of period	–	4	–
Cash, end of period	$–	$–	$–
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

NON-CASH TRANSACTIONS
Issuance of common stock for subscription receivable	$–	$12,822	$12,822

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS

Jetblack Corp. (the “Company") was incorporated under the name Tortuga Mexican Imports in Nevada on April 17, 2002, to sell jewellery, furniture and other Mexican handcrafted products. On June 1, 2006 the Company acquired Tortuga Mexican Imports Canada Inc. ("Tortuga Canada"), a Canadian private company incorporated under the federal laws of Canada. Effective March 15, 2010, the Company changed its name from Tortuga Mexican Imports Inc. to Jetblack Corp., by way of a merger with the Company’s wholly owned subsidiary Jetblack Corp., which was formed solely for the change of name.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2011, the Company has working capital deficit of $24,290 and has incurred losses since inception of $155,918. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. These factors raise substantial doubt about its ability to continue as a going concern.

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

Development Stage Company

The Company complies with Accounting Standards Board Codification 915 for its characterization of the Company as development stage.

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

Impairment of Inventory

The Company reviews inventory for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2011 and 2010, the Company recorded no impairment loss.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. These criteria are generally met at the time product is shipped or services are performed.

All sales are final and returns are not accepted. All sales are paid in cash at the time the products are delivered.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 Ms. Avila, our former President and former majority shareholder, advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As at August 31, 2011 the interest accrued on the advances is $1,162. The advances and accrued interest are payable on demand and unsecured.

During the year ended August 31, 2011, Mr. Farnsworth, our President and majority shareholder, advanced $910 to the Company. There is no written loan agreement. The loan is interest free and is payable on demand and unsecured.

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

During the year ended August 31, 2011, the Company issued 227,900 common shares at $0.05 per share for gross proceeds of $11,395.

During the year ended August 31, 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share. These shares have not been issued.

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

NOTE 5 - INCOME TAXES

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

The provision for refundable Federal income tax consists of the following:

	August 31, 2011	August 31, 2010
Refundable Federal income tax attributable to:
Current Operations	$6,600	$5,300
Less, Change in valuation allowance	(6,600)	(5,300)
Net refundable amount	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2011	August 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$52,400	$45,800
Less, valuation allowance	(52,400)	(45,800)
Net deferred tax asset	$–	$–

At August 31, 2011, the Company had an unused net operating loss carryover approximating $155,000 that is available to offset future taxable income, which expires beginning in 2022.

NOTE 6 – SUBSEQUENT EVENT

On November 24, 2011, the Company received $30,000 from subscriptions for 150,000 common shares at $0.20 per share. The shares were issued on December 7, 2011.

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

As of August 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer/Chief Financial Officer  concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended August 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2011.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, our Chief Executive Officer/Chief Financial Officer concluded that, as of and for the year ended August 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarter ended August 31, 2011.

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

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nigel Farnsworth	President, Secretary & Director	58	May 3, 2011
Vanessa Avila	President, Secretary & Director	34	April 17, 2002 Resigned May 3, 2011

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Nigel Farnsworth, President, Secretary and Director

Mr. Farnsworth is a graduate of The School of Business at The University of Exeter in Exeter, United Kingdom and has been involved with numerous business ventures in the both the United Kingdom and the United States. From 2005 to the present Mr. Farnsworth has been a principal at Greenshoe Capital LLC.

Vanessa Avila, President, Secretary and Director

From April 17, 2002 to May 3, 2011, Ms. Avila was our president, secretary and a member of our board of directors. Ms. Avila completed a Masters degree in Linguistics at the University of Alberta in 2005.  From 2001 through to the summer of 2004, Ms. Avila was a Spanish instructor at the University of Alberta in Edmonton, Canada teaching entry-level full credit Spanish courses and upper level advanced courses. From 1997 to 2001 Ms. Avila was attending the University of Alberta on a full time basis.  Ms. Avila graduated from the University of Alberta with a Bachelors degree in Linguistics in June 2001.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have an audit committee or committee performing similar functions nor do we have a written audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committee can be adequately performed by our board of directors.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Jetblack Corp., Suite 219 - 10654 82nd Ave, Edmonton, Alberta, Canada T6E 2A7.

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

Item 11.              Executive Compensation.

Vanessa Avila received nil in cash or other compensation during the fiscal years ended August 31, 2011 and nil during the fiscal years ended August 31, 2010. Mr. Farnsworth received nil in cash or other compensation for the year ended August 31, 2011.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2011 and 2010 to our executive officers and directors.  There were no stock options outstanding as at August 31, 2011.  To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Beneficial Ownership

The following table sets forth, as of December 14, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Nigel Farnsworth	21,672,400 common shares	32%

Directors and Officers (as a group)	21,672,400 common shares	32%

(1)  Based on 67,113,000 shares outstanding as of December 14, 2011 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.              Certain Relationships and Related Transactions.

None.

Item 14.              Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 were $6,500.

Audit Related Fees

For the fiscal year ended August 31, 2011, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $7,060.

Tax Fees

For the fiscal year ended August 31, 2011, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

(31)           Section 302 Certification

31.1           Certifications of Nigel Farnsworth

(32)           Section 906 Certification

32.1           Certification of Nigel Farnsworth

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLACK CORP.

Date: December 14, 2011	By:	/s/ Nigel Farnsworth
Nigel Farnsworth,
President, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2011	By:	/s/ Nigel Farnsworth
Nigel Farnsworth,
President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)