Form 10-Q
period 2011-11-30
Jetblack Corp
filed 2012-01-17
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  67,113,000 common shares issued and outstanding as of January 17, 2012

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐ No ☒

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30, 2011 $	August 31, 2011 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	13,901	–

Total Current Assets	13,901	–

Total Assets	13,901	–

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	8,805	19,380
Shareholder advance	4,910	4,910

Total Current Liabilities	13,715	24,290

Total Liabilities	13,715	24,290

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 1,350,000,000 shares authorized, 66,963,000 shares issued and outstanding at November 30, 2011 and August 31, 2011	66,963	66,963
Additional paid in capital	107,487	77,487
Subscription Receivable	(12,822)	(12,822)
Deficit accumulated during the development stage	(161,442)	(155,918)

Total Shareholders’ Equity (Deficit)	186	(24,290)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	13,901	–

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2011 and 2010 and
the Period from April 17, 2002 (Inception) through November 30, 2011
(Unaudited)

	Three Months Ended November 30, 2011		Three Months Ended November 30, 2010		April 17, 2002 (Inception) to November 30, 2011
	$		$		$

REVENUE		–		–		7,569

COST OF GOODS SOLD		–		–		(1,333)

GROSS PROFIT		–		–		6,236

EXPENSES

Inventory write-down		–		–		1,400
General and administrative		5,524		2,251		166,278

Total Expenses		5,524		2,251		167,678

Net Operating Loss		(5,524)		(2,251)		(161,442)

NET LOSS		(5,524)		(2,251)		(161,442)

NET LOSS PER SHARE: BASIC AND DILUTED		(0.00)		(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED		66,963,000		152,612,700

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2011 and 2010 and
the Period from April 17, 2002 (Inception) through November 30, 2011
(Unaudited)

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	April 17, 2002 (Inception) to November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,524)	$(2,251)	$(161,442)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(10,575)	2,251	8,805
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,099)	–	(151,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	4,910
Proceeds from issuance of common stock	30,000	–	160,973
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,000	–	165,883
NET CHANGE IN CASH	13,901	–	13,901
Cash, beginning of period	–	–	–
Cash, end of period	$13,901	$–	$13,901
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash Transaction Issuance of Common Stock for Subscription Receivable	$–	$–	$12,822

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Jetblack Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2011 as reported in Form 10-K, have been omitted.

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 Ms. Avila, our former President and former majority shareholder, advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As at November 30, 2011 the interest accrued on the advances is $1,264. The advances and accrued interest are payable on demand and unsecured.

During the year ended August 31, 2011, Mr. Farnsworth, our President and majority shareholder, advanced $910 to the Company. There is no written loan agreement. The loan is interest free and is payable on demand and unsecured.

NOTE 3 – COMMON STOCK

During the year ended August 31, 2010, the Company issued 1,500,000 common shares for a subscription of $25,000.  As at August 31, 2010, $12,178 was paid for the subscription and the remaining $12,822 was paid on December 15, 2011.

During February 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share. These shares have not been issued.

On November 24, 2011, the Company received $30,000 as subscription for 150,000 common shares at $0.20 per share. The shares were issued on December 7, 2011.

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

On May 4, 2011, Nigel Farnsworth returned 86,327,600 of his common shares to treasury.  As of January 16, 2012, there are 67,113,000 common shares of the Company issued and outstanding.

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

Products

For the period ended November 30, 2011 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We  anticipate that we will expend approximately $20,000 on research and development over the twelve months ending November 30, 2012.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending November 30, 2012.

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

At November 30, 2011, there was a working capital of $186.

At November 30, 2011, our total current asset was cash of $13,901.

At November 30, 2011, our total current liabilities were $13,715.

Three months ended November 30, 2011 and 2010

For the three months ended November 30, 2011, we incurred expenditures of $5,524 and posted losses of $5,524. For the three months ended November 30, 2010, we incurred expenditures of $2,251 and posted losses of $2,251.  From inception to November 30, 2011, we incurred losses of $161,442.  The principal components of the losses for the three months ended November 30, 2011, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending November 30, 2011, were $5,524 compared to operating expenses for the three months ended November 30, 2010 of $2,251. Operating expenses since inception to November 30, 2011, were $167,678.

At November 30, 2011, we had cash of $13,901.

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

On December 10, 2009 the Company issued 1,500,000 common shares for a subscription of $25,000.  As of August 31, 2010, $12,178 was paid for the subscription and the remaining $12,822 paid on December 15, 2011.

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

Management did not purchase shares in any of the foregoing transactions.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited consolidated financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2011.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).  Based upon that evaluation, our company's President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

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

We have incurred a net loss of $5,524 for the three months ended November 30, 2011. As of November 30, 2011, we had an accumulated deficit of $161,442. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2011 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependent upon our ability to obtain additional capital, among other things.

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

Our independent accountant's report to our audited consolidated financial statements for the year ended August 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibits	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).

31.1	Section 302 Certification

32.1	Section 906 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLACK CORP.

Date: January 17, 2012	By:	/s/ Nigel Farnsworth
Nigel Farnsworth,
President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)