Form 10-Q
period 2012-02-29
Jetblack Corp
filed 2012-04-20
CIK 1213106

UNITED STATESSECURITIES
AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 29, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  67,252,000 common shares issued and outstanding as of April 20, 2012

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐ No ☒

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	February 29, 2012 $	August 31, 2011 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	19,397	–

Total Current Assets	19,397	–

Total Assets	19,397	–

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	10,461	19,380
Shareholder advance	4,910	4,910

Total Current Liabilities	15,371	24,290

Total Liabilities	15,371	24,290

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,113,000 and 66,963,000 shares issued and outstanding at February 29, 2012 and August 31, 2011 respectively	67,113	66,963
Additional paid in capital	107,337	77,487
Subscription receivable	–	(12,822)
Deficit accumulated during the development stage	(170,424)	(155,918)

Total Shareholders’ Equity (Deficit)	4,026	(24,290)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	19,397	–

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended February 29, 2012 and February 28, 2011 and
 the Period from April 17, 2002 (Inception) through February 29, 2012
(Unaudited)

	Three Months Ended February 29, 2012		Three Months Ended February 28, 2011		Six Months Ended February 29, 2012		Six Months Ended February 28, 2011		April 17, 2002 (Inception) to February 29, 2012
	$		$		$		$		$

REVENUE		–		–		–		–		7,569

COST OF GOODS SOLD		–		–		–		–		(1,333)

GROSS PROFIT		–		–		–		–		6,236

EXPENSES

Inventory write-down		–		–		–		–		1,400
General and administrative		8,982		10,376		14,506		12,627		175,260

Total Expenses		8,982		10,376		14,506		12,627		176,660

Net Operating Loss		(8,982)		(10,376)		(14,506)		(12,627)		(170,424)

NET LOSS		(8,982)		(10,376)		(14,506)		(12,627)		(170,424)

NET LOSS PER SHARE: BASIC AND DILUTED		(0.00)		(0.00)		(0.00)		(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED		67,101,400		153,200,278		67,032,200		152,904,866

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended February 29, 2012 and February 28, 2011 and
 the Period from April 17, 2002 (Inception) through February 29, 2012
 (Unaudited)

	Six Months Ended February 29, 2012	Six Months Ended February 28, 2011	April 17, 2002 (Inception) to February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,506)	$(12,627)	$(170,424)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(8,919)	(5,718)	10,461
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,425)	(18,345)	(159,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	4,910
Proceeds from issuance of common stock	42,822	18,345	173,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	42,822	18,345	178,705
NET CHANGE IN CASH	19,397	–	19,397
Cash, beginning of period	–	–	–
Cash, end of period	$19,397	$–	$19,397
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash Transaction Issuance of Common Stock for Subscription Receivable	$–	$–	$12,822

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

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 Ms. Avila, our former President and former majority shareholder, advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. As at February 29, 2012 the interest accrued on the advances is $1,465. The advances and accrued interest are payable on demand and unsecured. The principal amount of $4,000 was repaid during April 2012.

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

During February 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share. These shares were issued on April 18, 2012.

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

On May 4, 2011, Nigel Farnsworth returned 86,327,600 of his common shares to treasury.  As of April 20, 2012, there are 67,252,000 common shares of the Company issued and outstanding.

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

Products

For the period ended February 29, 2012 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We  anticipate that we will expend approximately $20,000 on research and development over the twelve months ending February 28, 2013.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending February 28, 2013.

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

At February 29, 2012, there was a working capital of $4,026.

At February 29, 2012, our total current asset was cash of $19,397.

At February 29, 2012, our total current liabilities were $15,371.

Three months ended February 29, 2012 and February 28, 2011

For the three months ended February 29, 2012, we incurred expenditures of $8,982 and posted losses of $8,982. For the three months ended February 28, 2011, we incurred expenditures of $10,376 and posted losses of $10,376.  From inception to February 29, 2012, we incurred losses of $170,424.  The principal components of the losses for the three months ended February 29, 2012, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending February 29, 2012, were $8,982 compared to operating expenses for the three months ended February 28, 2011 of $10,376. Operating expenses since inception to February 29, 2012, were $176,660. Our operating expenditures decreased from 2011 to 2012, largely because our audit fees decreased from the prior year.

Six months ended February 29, 2012 and February 28, 2011

For the six months ended February 29, 2012, we incurred expenditures of $14,506 and posted losses of $14,506. For the six months ended February 28, 2011, we incurred expenditures of $12,627 and posted losses of $12,627.  From inception to February 29, 2012, we incurred losses of $170,424.

Operating expenses for the six months ending February 29, 2012, were $14,506 compared to operating expenses for the six months ended February 28, 2011 of $12,627. Operating expenses since inception to February 29, 2012, were $176,660. The increase in operating expenditures from 2011 to 2012 was due to the administrative expense of approximately $2,000 in 2012 which was absent in 2011.

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

We intend to raise the capital required through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time. We completed a financing in 2005 from which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 450,000 shares of the Company’s common stock.  In November 2008, the Company received $15,000 for subscriptions of 450,000 shares of the Company’s common stock.  These shares were issued in December 2010. On December 10, 2009 the Company issued 1,500,000 common shares for a subscription of $25,000.  As of August 31, 2010, $12,178 was paid for the subscription and the remaining $12,822 paid on December 15, 2011.  On December 10, 2010 the Company issued 227,900 shares at $0.05 per share for gross proceeds of $11,395. During February 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share.  These shares were issued on April 18, 2012. On November 24, 2011, the Company received $30,000 from subscriptions for 150,000 common shares at $0.20 per share. The shares were issued on December 7, 2011. Management did not purchase shares in any of the foregoing transactions.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 29, 2012.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).  Based upon that evaluation, our company's President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

We have incurred a net loss of $14,506 for the six months ended February 29, 2012. As of February 29, 2012, we had an accumulated deficit of $170,424. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2011 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependent upon our ability to obtain additional capital, among other things.

We are in the early stages of our growth and we have not earned significant revenue, which makes it difficult to evaluate whether we will operate profitably.

We are in the early stages of the growth of our company. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. We have only recently begun to earn revenues.
Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things, successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf.

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

JETBLACK CORP.

Date: April 20, 2012	/s/ Nigel Farnsworth
Name: Nigel Farnsworth
Title: President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)