Form 10-Q
period 2012-05-31
Jetblack Corp
filed 2012-07-23
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  67,352,000 common shares issued and outstanding as of July 20, 2012

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	May 31, 2012 $ (Unaudited)	August 31, 2011 $

ASSETS

CURRENT ASSETS

Cash	26,564	–

Total Current Assets	26,564	–

Total Assets	26,564	–

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	6,558	19,380
Shareholder advance	910	4,910

Total Current Liabilities	7,468	24,290

Total Liabilities	7,468	24,290

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 and 66,963,000 shares issued and outstanding at May 31, 2012 and August 31, 2011 respectively	67,352	66,963
Additional paid in capital	128,496	77,487
Subscription receivable	–	(12,822)
Deficit accumulated during the development stage	(176,752)	(155,918)

Total Shareholders’ Equity (Deficit)	19,096	(24,290)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	26,564	–

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2012 and May 31, 2011 and
 the Period from April 17, 2002 (Inception) through May 31, 2012
(Unaudited)

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011	Nine Months Ended May 31, 2012	Nine Months Ended May 31, 2011	April 17, 2002 (Inception) to May 31, 2012
	$	$	$	$	$

REVENUE	–	–	–	–	7,569

COST OF GOODS SOLD	–	–	–	–	(1,333)

GROSS PROFIT	–	–	–	–	6,236

EXPENSES

Inventory write-down	–	–	–	–	1,400
General and administrative	6,328	2,556	20,834	15,183	181,588

Total Expenses	6,328	2,556	20,834	15,183	182,988

Net Operating Loss	(6,328)	(2,556)	(20,834)	(15,183)	(176,752)

NET LOSS	(6,328)	(2,556)	(20,834)	(15,183)	(176,752)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	67,207,315	127,955,326	67,091,018	144,496,962

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2012 and May 31, 2011 and
 the Period from April 17, 2002 (Inception) through May 31, 2012
 (Unaudited)

	Nine Months Ended May 31, 2012	Nine Months Ended May 31, 2011	April 17, 2002 (Inception) to May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(20,834)	$(15,183)	$(176,752)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(11,424)	(3,162)	7,956
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,258)	(18,345)	(168,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) shareholders	(4,000)	–	910
Proceeds from issuance of common stock	62,822	18,345	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	58,822	18,345	194,705
NET CHANGE IN CASH	26,564	–	26,564
Cash, beginning of period	–	–	–
Cash, end of period	$26,564	$–	$26,564

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

NON-CASH TRANSACTIONS
Contributed Capital – Debt Forgiveness	$1,398	$–	$1,398

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

NOTE 2 – SHAREHOLDER ADVANCE

During the year ended August 31, 2009 Ms. Avila, our former President and former majority shareholder, advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest were payable on demand and unsecured. On April 1, 2012 the principal amount of $4,000 was repaid and the interest accrued on the loan of $1,398 was forgiven and recorded as additional paid in capital.

During the year ended August 31, 2011, Mr. Farnsworth, our President and majority shareholder, advanced $910 to the Company. There is no written loan agreement. The loan is interest free and is payable on demand and unsecured.

NOTE 3 – COMMON STOCK

During the year ended August 31, 2010, the Company issued 1,500,000 common shares for a subscription of $25,000, of which $12,178 was paid by August 31, 2010 and the remaining $12,822 was paid on December 15, 2011.

During February 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share. These shares were issued on April 18, 2012.

On November 24, 2011, the Company received $30,000 as subscription for 150,000 common shares at $0.20 per share. The shares were issued on December 7, 2011.

On May 4, 2012, the Company issued 100,000 common shares for gross proceeds of $20,000.

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

On May 4, 2011, Nigel Farnsworth returned 86,327,600 of his common shares to treasury.  As of July 20, 2012, there are 67,352,000 common shares of the Company issued and outstanding.

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

Products

For the period ended May 31, 2012 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We  anticipate that we will expend approximately $20,000 on research and development over the twelve months ending May 31, 2013.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending May 31, 2013.

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

At May 31, 2012, there was a working capital of $19,096.

At May 31, 2012, our total current asset was cash of $26,564.

At May 31, 2012, our total current liabilities were $7,468.

Three months ended May 31, 2012 and May 31, 2011

For the three months ended May 31, 2012, we generated no revenue and incurred expenditures of $6,328 and posted losses of $6,328. For the three months ended May 31, 2011, we incurred expenditures of $2,556 and posted losses of $2,556.  The principal components of the losses for the three months ended May 31, 2012, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending May 31, 2012 were $6,328 compared to operating expenses for the three months ended May 31, 2011 of $2,556. The increase in operating expenditures from 2011 to 2012 was due to increase in filing fees and administrative fees from 2011 to 2012.

Nine months ended May 31, 2012 and May 31, 2011

For the nine months ended May 31, 2012, we generated no revenue and incurred expenditures of $20,834 and posted losses of $20,834. For the nine months ended May 31, 2011, we incurred expenditures of $15,183 and posted losses of $15,183.  From inception to May 31, 2012, we generated revenue of $7,569 and incurred losses of $176,752.

Operating expenses for the nine months ended May 31, 2012, were $20,834 compared to operating expenses for the nine months ended May 31, 2011 of $15,183. Operating expenses since inception to May 31, 2012, were $182,988. The increase in operating expenditures from 2011 to 2012 was due to increase in filing fees and administrative fees from 2011 to 2012.

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

We intend to raise the capital required through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time. We completed a financing in 2005 from which we raised $68,450 pursuant to an SB-2 registration statement, declared effective February 22, 2005, by selling 684,500 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007, the Company received $15,000 for subscriptions for 450,000 shares of the Company’s common stock.  In November 2008, the Company received $15,000 for subscriptions of 450,000 shares of the Company’s common stock.  These shares were issued in December 2010. On December 10, 2009 the Company issued 1,500,000 common shares for a subscription of $25,000.  As of August 31, 2010, $12,178 was paid for the subscription and the remaining $12,822 paid on December 15, 2011.  On December 10, 2010 the Company issued 227,900 shares at $0.05 per share for gross proceeds of $11,395. During February 2011, the Company received $6,950 in gross proceeds for 139,000 common shares subscribed at $0.05 per share.  These shares were issued on April 18, 2012. On November 24, 2011, the Company received $30,000 from subscriptions for 150,000 common shares at $0.20 per share. The shares were issued on December 7, 2011.  On May 4, 2012, the Company issued 100,000 common shares for gross proceeds of $20,000 at $0.20 per share. Management did not purchase shares in any of the foregoing transactions.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2012.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).  Based upon that evaluation, our company's President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

We have incurred a net loss of $20,834 for the nine months ended May 31, 2012. As of May 31, 2012, we had an accumulated deficit of $176,752. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2011 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependent upon our ability to obtain additional capital, among other things.

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

Item 4.  Mine Safety Disclosures

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

JETBLACK CORP.

Date: July 20, 2012	By:	/s/ Nigel Farnsworth
Nigel Farnsworth, President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)