Form 10-K
period 2012-08-31
Jetblack Corp
filed 2012-12-14
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2012

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-102945

Jetblack Corp.
(Name of small business issuer in its charter)

Nevada	98-0379431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Broadwick Street, West End London, UK	W1F 8HT
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 011-44-870-888-8880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Our shares are quoted on the Over-the-Counter Bulletin Board under the symbol “JTBK”.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)   N/A

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date. 67,352,000 common shares are issued and outstanding as of December 13, 2012.

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

We are a development stage enterprise.

Current Business Operations

We intend to develop an online reservation system to access numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators.  We intend to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

Products

For the period ended August 31, 2012 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We anticipate that we will expend approximately $20,000 on research and development over the twelve months ending August 31, 2013.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the twelve months ending August 31, 2013.

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

We have incurred a net loss of $26,905 for the year ended August 31, 2012. As of August 31, 2012, we had an accumulated deficit of $182,823. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2012 financial statements included in this Form 10-K includes an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern as our ability to continue our business is dependent upon our ability to obtain additional capital, among other things.

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

Our current director and officer is not resident addresses in the United States. Because our sole officer and director has foreign addresses this may create potential difficulties relating to the service of legal or other documents in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between the UK and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501.

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

Our independent accountant's report to our audited financial statements for the year ended August 31, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Item 2. Description of Property.

Our administrative office is located at 20 Broadwick Street, West End, London, UK, W1F 8HT and our telephone number is 011-44-870-888-8880.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Mining Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of December 13, 2012 there were 65 holders of record of our common stock. As of such date, 67,352,000 common shares were issued and outstanding.  Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “JTBK”.

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

On May 4, 2011, Nigel Farnsworth returned 86,327,600 of his common shares to treasury. As of December 13, 2012, the total number of issued and outstanding shares of the Company was 67,352,000.

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

The above shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

Item 6. Selected Financial Data.

Not required.

Item 7. Management Discussion and Analysis and Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Results of Operations.

For the year ending August 31, 2012 we posted general and administrative expenses and loss of $26,905 as compared to $19,619 for the year ended August 31, 2011. The increase is due to the increase in administrative services including accounting and filing costs in 2012.

Financial Condition, Liquidity and Capital Resources

At August 31, 2012, we had cash of $21,645 as compared to $Nil for the year ended August 31, 2011.

At August 31, 2012 our total assets were $21,645 as compared to $Nil for the year ended August 31, 2011.

As of August 31, 2012, our total liabilities were $8,621 comprised of accounts payable of $7,711 and shareholder advance of $910.  This compares to our total liabilities of $24,290 at August 31, 2011.

During the year ended August 31, 2012, we spent $37,177 in operating activities, raised $62,822 from sale of common stock, and repaid shareholder advance of $4,000.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on the audited financial statements for the year ended August 31, 2012, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

Recently Issued Accounting Standards

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm, dated December 7, 2012.	F-1

Consolidated Balance Sheets at August 31, 2012 and 2011.	F-2

Consolidated Statements of Operations for the years ended August 31, 2012 and 2011, and for the period from April 17, 2002 (inception) to August 31, 2012.	F-3

Consolidated Statements of Shareholders’ Equity (Deficit) from April 17, 2002 (inception) to August 31, 2012.	F-4

Consolidated Statements of Cash Flows for the years ended August 31, 2012 and 2011 and the period from April 17, 2002 (inception) to August 31, 2012.	F-5

Notes to the Consolidated Financial Statements	F-6

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jetblack Corp.
(A Development Stage Company)
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Jetblack Corp. (the “Company”) as of August 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2012 and 2011 and for the period from April 17, 2002 (inception) through August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jetblack Corp. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2012 and 2011 and for the period from April 17, 2002 (inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
December 7, 2012

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	August 31, 2011
	$	$
ASSETS

CURRENT ASSETS

Cash	21,645	–

Total Current Assets	21,645	–

Total Assets	21,645	–

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	7,711	19,380
Shareholder advance	910	4,910

Total Current Liabilities	8,621	24,290

Total Liabilities	8,621	24,290

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 and 66,963,000 shares issued and outstanding at August 31, 2012 and 2011 respectively	67,352	66,963
Additional paid in capital	128,495	77,487
Subscription receivable	–	(12,822)
Deficit accumulated during the development stage	(182,823)	(155,918)

Total Shareholders’ Equity (Deficit)	13,024	(24,290)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	21,645	–

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31, 2012	Year Ended August 31, 2011	April 17, 2002 (Inception) to August 31, 2012
	$	$	$

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

Inventory write-down	–	–	1,400
General and administrative	26,905	19,619	187,659

Total Expenses	26,905	19,619	189,059

Net Operating Loss	(26,905)	(19,619)	(182,823)

NET LOSS	(26,905)	(19,619)	(182,823)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	67,156,620	124,954,000

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Period From April 17, 2002 (Inception) through August 31, 2012

	Common Stock		Additional	Subscription	Deficit Accumulated During the Development
	Number	Amount	Paid-in Capital	Receivable	Stage	Total
		$	$	$	$	$
Issuance of common stock for cash	108,000,000	108,000	(106,000)	–	–	2,000
Issuance of common stock for services	5,400,000	5,400	(5,300)	–	–	100
Net loss	–	–	–	–	(2,124)	(2,124)
Balance, August 31, 2002	113,400,000	113,400	(111,300)	–	(2,124)	(24)
Net loss	–	–	–	–	(3,265)	(3,265)
Balance, August 31, 2003	113,400,000	113,400	(111,300)	–	(5,389)	(3,289)
Net loss	–	–	–	–	(10,673)	(10,673)
Balance, August 31, 2004	113,400,000	113,400	(111,300)	–	(16,062)	(13,962)
Issuance of common stock for cash	36,963,000	36,963	31,487	–	–	68,450
Net loss	–	–	–	–	(6,866)	(6,866)
Balance, August 31, 2005	150,363,000	150,363	(79,813)	–	(22,928)	47,622
Issuance of common stock for acquisition of subsidiary	299,700	300	255	–	–	555
Net loss	–	–	–	–	(29,966)	(29,966)
Balance, August 31, 2006	150,662,700	150,663	(79,558)	–	(52,894)	18,211
Net loss	–	–	–	–	(27,252)	(27,252)
Balance, August 31, 2007	150,662,700	150,663	(79,558)	–	(80,146)	(9,041)
Issuance of common stock for cash	450,000	450	14,550	–	–	15,000
Net loss	–	–	–	–	(27,042)	(27,042)
Balance, August 31, 2008	151,112,700	151,113	(65,008)	–	(107,188)	(21,083)
Cash received for subscription	–	–	15,000	–	–	15,000
Net loss	–	–	–	–	(13,485)	(13,485)
Balance, August 31, 2009	151,112,700	151,113	(50,008)	–	(120,673)	(19,568)
Issuance of common stock for cash	1,500,000	1,500	23,500	(12,822)	–	12,178
Net loss	–	–	–	–	(15,626)	(15,626)
Balance, August 31, 2010	152,612,700	152,613	(26,508)	(12,822)	(136,299)	(23,016)
Issuance of common stock for cash	677,900	678	17,667	–	–	18,345
Common stock returned to treasury and cancelled	(86,327,600)	(86,328)	86,328	–	–	–
Net loss	–	–	–	–	(19,619)	(19,619)
Balance, August 31, 2011	66,963,000	66,963	77,487	(12,822)	(155,918)	(24,290)
Issuance of common stock for cash	389,000	389	49,611	12,822	–	62,822
Capital contribution – forgiveness of accrued interest	–	–	1,397	–	–	1,397
Net loss	–	–	–	–	(26,905)	(26,905)
Balance, August 31, 2012	67,352,000	67,352	128,495	–	(182,823)	13,024

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2012	Year Ended August 31, 2011	April 17, 2002 (Inception) to August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,905)	$(19,619)	$(182,823)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(10,272)	364	9,108
CASH FLOWS USED IN OPERATING ACTIVITIES	(37,177)	(19,255)	(173,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) shareholders	(4,000)	910	910
Proceeds from issuance of common stock	62,822	18,345	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	58,822	19,255	194,705
NET CHANGE IN CASH	21,645	–	21,645
Cash, beginning of period	–	–	–
Cash, end of period	$21,645	$–	$21,645
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

NON-CASH TRANSACTIONS
Contributed capital – forgiveness of accrued interest	$1,397	$–	$1,397
Issuance of common stock for subscription receivable	$–	$–	$12,822

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

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2012, the Company had working capital of $13,024 and had incurred losses since inception of $182,823. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Inventory

The Company reviews inventory for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2012 and 2011, the Company recorded no impairment loss.

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

Newly Adopted Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

NOTE 3 - SHAREHOLDER ADVANCE

During the year ended August 31, 2009 Ms. Avila, our former President and former majority shareholder, advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest were payable on demand and unsecured. On April 1, 2012 the principal amount of $4,000 was repaid and the interest accrued on the loan of $1,397 was forgiven and recorded as additional paid in capital.

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

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss (“NOL”) carryforward. No net provision for refundable federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following:

	August 31, 2012	August 31, 2011
Federal income tax provision (benefit) attributable to:
Current operations	$9,100	$6,600
Less, change in valuation allowance	(9,100)	(6,600)
Net provision (benefit)	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2012	July 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$61,500	$52,400
Less, valuation allowance	(61,500)	(52,400)
Net deferred tax asset	$-	$-

As at August 31, 2012, the Company had an unused net operating loss carryover approximating $182,000 that is available to offset future taxable income expiring beginning in 2022.

Federal tax regulations impose certain annual limitations on the utilization of net operating loss from prior periods when a defined level of change in the stock ownership of shareholders is exceeded. If a corporation has a statutory defined change of ownership, its ability to use its existing net operating loss could be limited by Section 382 of the Internal Revenue Code depending upon the level of future taxable income generated in a given year and other factors. These regulations may limit the Company’s ability to use existing net operating loss to fully offset taxable income in future periods.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our previous principal executive officer who is also our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that as of and for the year ended August 31, 2012, our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported properly within the time periods specified in the SEC’s rules and forms.

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

Management, including our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2012.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarters ended August 31, 2012.

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

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nigel Farnsworth	President, Secretary & Director	59	May 3, 2011

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

Involvement in Certain Legal Proceedings

Our sole director who is also our executive officer, principal financial officer and control persons have not been involved in any of the following events during the past ten years:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

(8)
was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

Our board of directors has determined that we do not have an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development, our limited transactions and the fact that we have not generated any material revenues to date. In addition, we currently do not have an audit committee or committee performing similar functions nor do we have a written audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committee can be adequately performed by our board of directors.

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

Item 11. Executive Compensation.

Mr. Nigel Farnsworth received no compensation during the fiscal years ended August 31, 2012 and 2011.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2012 and 2011 to our executive officers and directors.  There were no stock options outstanding as at August 31, 2012.  To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of December 13, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Nigel Farnsworth	21,672,400 common shares	32.18%
Christopher Fagan	5,400,000 common shares	8.02%
Eduardo Avila Castillo	3,510,000 common shares	5.21%
Directors and Officers (as a group)	21,672,400 common shares	32.18%

(1)           Based on 67,352,000 shares outstanding as of December 13, 2012 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 were $11,800.

Audit Related Fees

For the fiscal year ended August 31, 2012, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the fiscal year ended August 31, 2012, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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
_________
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

JETBLACK CORP.

Date: December 13, 2012	By:	/s/“Nigel Farnsworth”
Nigel Farnsworth, President, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Accounting Officer)