Form 10-Q
period 2012-11-30
Jetblack Corp
filed 2013-01-17
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-102945

JETBLACK CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0379431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Broadwick Street, West End, London, UK W1F 8HT
(Address of principal executive offices)

011-44-870-888-8880
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  67,352,000 common shares issued and outstanding as of January 17, 2013

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to the Financial Statements

Consolidated Balance Sheets at November 30, 2012 (Unaudited) and August 31, 2012	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	November 30, 2012 $	August 31, 2012 $
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	14,893	21,645

Total Current Assets	14,893	21,645

Total Assets	14,893	21,645

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	5,760	7,711
Shareholder advance	910	910
Total Current Liabilities	6,670	8,621
Total Liabilities	6,670	8,621

SHAREHOLDERS’ EQUITY

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 shares issued and outstanding	67,352	67,352
Additional paid in capital	128,495	128,495
Deficit accumulated during the development stage	(187,624)	(182,823)

Total Shareholders’ Equity	8,223	13,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	14,893	21,645

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30, 2012 $	Three Months Ended November 30, 2011 $	April 17, 2002 (Inception) to November 30, 2012 $

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

Inventory write-down	–	–	1,400
General and administrative	4,801	5,524	192,460

Total Expenses	4,801	5,524	193,860

Net Operating Loss	(4,801)	(5,524)	(187,624)

NET LOSS	(4,801)	(5,524)	(187,624)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	67,352,000	66,963,000

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	April 17, 2002 (Inception) to November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,801)	$(5,524)	$(187,624)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	(1,951)	(10,575)	7,157
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,752)	(16,099)	(179,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	910
Proceeds from issuance of common stock	–	30,000	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	30,000	194,705
NET CHANGE IN CASH	(6,752)	13,901	14,893
Cash, beginning of period	21,645	–	–
Cash, end of period	$14,893	$13,901	$14,893

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions
Contributed capital – forgiveness of accrued interest	$–	$–	$1,397
Issuance of Common Stock for Subscription Receivable	$–	$–	$12,822

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Jetblack Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2012 as reported in Form 10-K, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $187,624 as of November 30, 2012 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and advances from officers and/or issuance of common stock for cash.

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

On May 4, 2011, Nigel Farnsworth returned 86,327,600 of his common shares to treasury.  As of January 17, 2013, there are 67,352,000 common shares of the Company issued and outstanding.

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

Properties

Our office is located at 20 Broadwick Street, West End, London, UK. We do not have other properties.

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

On May 3, 2011, Vanessa Avila resigned as President, Secretary and Director of the Company. Effective May 3, 2011, Nigel Farnsworth was elected Director and appointed President, Secretary and Treasurer of the Company. Mr. Farnsworth is a graduate of The School of Business at The University of Exeter in Exeter, United Kingdom and has been involved with numerous business ventures in both the United Kingdom and the United States. From 2005 to present, Mr. Farnsworth has been a principal at Greenshoe Capital LLC.

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

Products

As of November 30, 2012 we did not have a product line.  We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We anticipate that we will expend approximately $20,000 on research and development over the next 12 months.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.  We also intend to purchase a new domain over the next 12 months.

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

Over the next twelve months we intend to use funds to develop our new reservation platform and website and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$50,000
Website Development and Promotion	20,000
Total	$70,000

Results of Operations

Three months ended November 30, 2012 and November 30, 2011

For the three months ended November 30, 2012, we generated no revenue and incurred expenditures of $4,801 and posted losses of $4,801. For the three months ended November 30, 2011, we incurred expenditures of $5,524 and posted losses of $5,524.  The expenses for both periods included administrative expenses and accounting and auditors’ fees.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At November 30, 2012, we had a working capital of $8,223.

At November 30, 2012, our total current asset was cash of $14,893 and our total current liabilities were $6,670.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits.

d) Exhibits

Exhibit No.	Document Description

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
*Filed herewith

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

JETBLACK CORP.

Date: January 17, 2013	By:	/s/ Nigel Farnsworth
Nigel Farnsworth, President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)