Form 10-Q
period 2013-02-28
Jetblack Corp
filed 2013-04-18
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,352,000 common shares issued and outstanding as of April 18, 2013

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to the Financial Statements

-	Consolidated Balance Sheets at February 28, 2013 (Unaudited) and August 31, 2012	3

-	Consolidated Statements of Operations (Unaudited)	4

-	Consolidated Statements of Cash Flows (Unaudited)	5

-	Notes to the Consolidated Financial Statements (Unaudited)	6

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	February 28, 2013 $	August 31, 2012 $
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	13,896	21,645
Total Current Assets	13,896	21,645
Total Assets	13,896	21,645

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	15,922	7,711
Shareholder advance	910	910
Total Current Liabilities	16,832	8,621
Total Liabilities	16,832	8,621

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 shares issued and outstanding	67,352	67,352
Additional paid in capital	128,495	128,495
Deficit accumulated during the development stage	(198,783)	(182,823)
Total Shareholders’ Equity (Deficit)	(2,936)	13,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	13,896	21,645

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	April 17, 2002 (Inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
	$	$	$	$	$

REVENUE	–	–	–	–	7,569
COST OF GOODS SOLD	–	–	–	–	(1,333)

GROSS PROFIT	–	–	–	–	6,236

EXPENSES
Inventory write-down	–	–	–	–	1,400
General and administrative	11,159	8,982	15,960	14,506	203,619

Total Expenses	11,159	8,982	15,960	14,506	205,019

Operating Loss	(11,159)	(8,982)	(15,960)	(14,506)	(198,783)

NET LOSS	(11,159)	(8,982)	(15,960)	(14,506)	(198,783)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	67,352,000	67,101,400	67,352,000	67,032,200

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended February 28, 2013	Six Months Ended February 29, 2012	April 17, 2002 (Inception) to February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,960)	$(14,506)	$(198,783)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	8,211	(8,919)	17,319
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,749)	(23,425)	(180,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	910
Proceeds from issuance of common stock	–	42,822	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	42,822	194,705
NET CHANGE IN CASH	(7,749)	19,397	13,896
Cash, beginning of period	21,645	–	–
Cash, end of period	$13,896	$19,397	$13,896

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions
Contributed capital – forgiveness of accrued interest	$–	$–	$1,397
Issuance of Common Stock for Subscription Receivable	$–	$–	$12,822

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $198,783 as of February 28, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

General

Our Business

We were incorporated on April 17, 2002, under the laws of the State of Nevada under the name Tortuga Mexican Imports Inc. Effective March 15, 2010, the Company changed its name to Jetblack Corp., by way of a merger with the Company’s wholly owned subsidiary Jetblack Corp., which was formed solely for the change of name.

We have commenced limited operations, and have generated revenue of $7,569 to date. We are still a development stage corporation.

The authorized capital of our company is 1,350,000,000 shares of common stock with a par value of $0.001.

Since March, 2012 our business focus has been developing an online reservation system to access numerous private jet aircraft, airports worldwide and a network of pre-approved, safety-checked operators. We intend to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

Properties

Our office is located at 20 Broadwick Street, West End, London, UK. We do not have other properties.

Results of Operations

Three months ended February 28, 2013 and February 29, 2012

During the three months ended February 28, 2013, we generated no revenue and incurred expenditures of $11,159 and posted losses of $11,159. During the three months ended February 29, 2012, we incurred expenditures of $8,982 and posted losses of $8,982. The increase was due to increase in accounting, audit and auditor’s quarterly review fees in 2013.

Six months ended February 28, 2013 and February 29, 2012

During the six months ended February 28, 2013, we generated no revenue and incurred expenditures of $15,960 and posted losses of $15,960. During the six months ended February 29, 2012, we incurred expenditures of $14,506 and posted losses of $14,506. The increase was due to increase in filing, accounting, and audit and auditors’ quarterly review fees in 2013.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At February 28, 2013, we had a working deficit of $2,936.

At February 28, 2013, our current and total asset was cash of $13,896 and our current and total liabilities were $16,832.

Plan of Operation and Funding

Over the next twelve months we believe we will need $50,000 to carry out our ongoing operations and to expand our operations which will come from funds currently available and additional financing.

We intend to raise the capital required through equity and/or debt financing. We have no agreements in place to do this at this time.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial statements.

Off-balance Sheets Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

We have funded our initial operations through the issuance of 67,352,000 shares of capital stock for net proceeds of $193,795 and advance from shareholder of $910. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended August 31, 2012, our registered independent auditors included additional comments indicating substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to continue to seek financing on favorable terms; however, there is no assurance that such financing can be obtained on favorable terms. If we are unable to generate sufficient revenue or obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

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

None.

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

* Filed herewith
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

JETBLACK CORP.

/s/ Nigel Farnsworth
Date: April 18, 2013	Nigel Farnsworth
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)