Form 10-Q
period 2013-05-31
Jetblack Corp
filed 2013-07-22
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  67,352,000 common shares issued and outstanding as of July 15, 2013

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to the Financial Statements

Consolidated Balance Sheets at May 31, 2013 (Unaudited) and August 31, 2012	F-1

Consolidated Statements of Operations (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	May 31, 2013 $	August 31, 2012 $
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	832	21,645

Total Current Assets	832	21,645

Total Assets	832	21,645

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	8,182	7,711
Shareholder advance	910	910

Total Current Liabilities	9,092	8,621

Total Liabilities	9,092	8,621

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 shares issued and outstanding	67,352	67,352
Additional paid in capital	128,495	128,495
Deficit accumulated during the development stage	(204,107)	(182,823)

Total Shareholders’ Equity (Deficit)	(8,260)	13,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	832	21,645

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	April 17, 2002 (Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013
	$	$	$	$	$

REVENUE	–	–	–	–	7,569
COST OF GOODS SOLD	–	–	–	–	(1,333)

GROSS PROFIT	–	–	–	–	6,236

EXPENSES
Inventory write-down	–	–	–	–	1,400
General and administrative	5,324	6,328	21,284	20,834	208,943

Total Expenses	5,324	6,328	21,284	20,834	210,343

Operating Loss	(5,324)	(6,328)	(21,284)	(20,834)	(204,107)

NET LOSS	(5,324)	(6,328)	(21,284)	(20,834)	(204,107)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	67,352,000	67,207,315	67,352,000	67,091,018

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended May 31, 2013	Nine Months Ended May 31, 2012	April 17, 2002 (Inception) to May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,284)	$(20,834)	$(204,107)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	471	(11,424)	9,579
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,813)	(32,258)	(193,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (Repayment to) shareholders	–	(4,000)	910
Proceeds from issuance of common stock	–	62,822	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	58,822	194,705
NET CHANGE IN CASH	(20,813)	26,564	832
Cash, beginning of period	21,645	–	–
Cash, end of period	$832	$26,564	$832

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions
Contributed capital – forgiveness of accrued interest	$–	$–	$1,397
Issuance of Common Stock for Subscription Receivable	$–	$1,398	$12,822

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $204,107 as of May 31, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Three months ended May 31, 2013 and May 31, 2012

During the three months ended May 31, 2013, we generated no revenue and incurred expenditures of $5,324 and posted losses of $5,324. During the three months ended May 31, 2012, we incurred expenditures of $6,328 and posted losses of $6,328. The increase was due to increase in accounting, audit and auditor’s quarterly review fees in 2013.

Nine months ended May 31, 2013 and May 31, 2012

During the nine months ended May 31, 2013, we generated no revenue and incurred expenditures of $21,284 and posted losses of $21,284. During the nine months ended May 31, 2012, we incurred expenditures of $20,834 and posted losses of $20,834. The increase was due to increase in audit and auditors’ quarterly review fees in 2013.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At May 31, 2013, we had a working deficit of $8,260.

At May 31, 2013, our current and total asset was cash of $832 and our current and total liabilities were $9,092.

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
___________________
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

JETBLACK CORP.

Date: July 22, 2013	/s/ Nigel Farnsworth
Nigel Farnsworth
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)