Form 10-K
period 2013-08-31
Jetblack Corp
filed 2013-12-13
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date. 67,352,000 common shares are issued and outstanding as of December 13, 2013.

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

Products

For the year ended August 31, 2013 we did not have a product line. We are currently developing a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft.

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

Product Research and Development

We anticipate that we will expend approximately $20,000 on website development and promotion over the twelve months ending August 31, 2014.

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

Purchase or Sale of Equipment

In addition to purchasing computer and office equipment necessary for operating our business, intend to purchase computer software to develop a booking engine, which will provide real-time availability of small jets available for charter in certain areas and select the best option from the inventory of aircraft. We also intend to purchase a new domain over the twelve months ending August 31, 2014.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We have incurred a net loss of $23,666 for the year ended August 31, 2013. As of August 31, 2013, we had an accumulated deficit of $206,489. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the August 31, 2013 financial statements included in this Form 10-K includes an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern as our ability to continue our business is dependent upon our ability to obtain additional capital, among other things.

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

Because our director has a foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve him with legal documents.

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

Our independent accountant's report to our audited financial statements for the year ended August 31, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of December 13, 2013 there were 63 registered holders of record of our common stock. As of such date, 67,352,000 common shares were issued and outstanding. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “JTBK”.

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

On May 4, 2011, Nigel Farnsworth returned 86,327,600 of his common shares to treasury. As of December 13, 2013, the total number of issued and outstanding shares of the Company was 67,352,000.

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

Results of Operations.

For the year ending August 31, 2013 we posted general and administrative expenses and loss of $23,666 as compared to $26,905 for the year ended August 31, 2012. The decrease is due to the decrease in administrative services including accounting and filing costs in 2013.

Financial Condition, Liquidity and Capital Resources

At August 31, 2013, we had cash of $802 as compared to $21,645 for the year ended August 31, 2012.

At August 31, 2013 our total assets were $802 as compared to $21,645 for the year ended August 31, 2012.

As of August 31, 2013, our total liabilities were $11,444 comprised of accounts payable of $8,372 and shareholder advance of $3,072. This compares to our total liabilities of $8,621 at August 31, 2012.

During the year ended August 31, 2013, we spent $23,005 in operating activities and had shareholder advances of $2,162.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on the audited financial statements for the year ended August 31, 2013, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Report of Independent Registered Public Accounting Firm, dated December 13, 2013.	F-1

Consolidated Balance Sheets at August 31, 2013 and 2012.	F-2

Consolidated Statements of Operations for the years ended August 31, 2013 and 2012, and for the period from April 17, 2002 (inception) to August 31, 2013.	F-3

Consolidated Statements of Shareholders’ Equity (Deficit) from April 17, 2002 (inception) to August 31, 2013.	F-4

Consolidated Statements of Cash Flows for the years ended August 31, 2013 and 2012 and the period from April 17, 2002 (inception) to August 31, 2013.	F-5

Notes to the Consolidated Financial Statements	F-6

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jetblack Corp.
(A Development Stage Company)
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Jetblack Corp. (the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and 2012 and for the period from April 17, 2002 (inception) through August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jetblack Corp. as of August 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2013 and 2012 and for the period from April 17, 2002 (inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
December 13, 2013

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	August 31, 2012
	$	$

ASSETS

CURRENT ASSETS

Cash	802	21,645

Total Current Assets	802	21,645

Total Assets	802	21,645

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	8,372	7,711
Shareholder advance	3,072	910

Total Current Liabilities	11,444	8,621

Total Liabilities	11,444	8,621

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 shares issued and outstanding	67,352	67,352
Additional paid in capital	128,495	128,495
Deficit accumulated during the development stage	(206,489)	(182,823)

Total Shareholders’ Equity (Deficit)	(10,642)	13,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	802	21,645

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31, 2013	Year Ended August 31, 2012	April 17, 2002 (Inception) to August 31, 2013
	$	$	$

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

Inventory write-down	–	–	1,400
General and administrative	23,666	26,905	211,325

Total Expenses	23,666	26,905	212,725

Net Operating Loss	(23,666)	(26,905)	(206,489)

NET LOSS	(23,666)	(26,905)	(206,489)
		–
NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	67,352,000	67,156,620

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Period From April 17, 2002 (Inception) through August 31, 2013

	Common Stock		Additional Paid-in	Subscription	Deficit Accumulated During the Development
	Number	Amount $	Capital $	Receivable $	Stage $	Total $
Issuance of common stock for cash	108,000,000	108,000	(106,000)	–	–	2,000
Issuance of common stock for services	5,400,000	5,400	(5,300)	–	–	100
Net loss	–	–	–	–	(2,124)	(2,124)
Balance, August 31, 2002	113,400,000	113,400	(111,300)	–	(2,124)	(24)
Net loss	–	–	–	–	(3,265)	(3,265)
Balance, August 31, 2003	113,400,000	113,400	(111,300)	–	(5,389)	(3,289)
Net loss	–	–	–	–	(10,673)	(10,673)
Balance, August 31, 2004	113,400,000	113,400	(111,300)	–	(16,062)	(13,962)
Issuance of common stock for cash	36,963,000	36,963	31,487	–	–	68,450
Net loss	–	–	–	–	(6,866)	(6,866)
Balance, August 31, 2005	150,363,000	150,363	(79,813)	–	(22,928)	47,622
Issuance of common stock for acquisition of subsidiary	299,700	300	255	–	–	555
Net loss	–	–	–	–	(29,966)	(29,966)
Balance, August 31, 2006	150,662,700	150,663	(79,558)	–	(52,894)	18,211
Net loss	–	–	–	–	(27,252)	(27,252)
Balance, August 31, 2007	150,662,700	150,663	(79,558)	–	(80,146)	(9,041)
Issuance of common stock for cash	450,000	450	14,550	–	–	15,000
Net loss	–	–	–	–	(27,042)	(27,042)
Balance, August 31, 2008	151,112,700	151,113	(65,008)	–	(107,188)	(21,083)
Cash received for subscription	–	–	15,000	–	–	15,000
Net loss	–	–	–	–	(13,485)	(13,485)
Balance, August 31, 2009	151,112,700	151,113	(50,008)	–	(120,673)	(19,568)
Issuance of common stock for cash	1,500,000	1,500	23,500	(12,822)	–	12,178
Net loss	–	–	–	–	(15,626)	(15,626)
Balance, August 31, 2010	152,612,700	152,613	(26,508)	(12,822)	(136,299)	(23,016)
Issuance of common stock for cash	677,900	678	17,667	–	–	18,345
Common stock returned to treasury and cancelled	(86,327,600)	(86,328)	86,328	–	–	–
Net loss	–	–	–	–	(19,619)	(19,619)
Balance, August 31, 2011	66,963,000	66,963	77,487	(12,822)	(155,918)	(24,290)
Issuance of common stock for cash	389,000	389	49,611	12,822	–	62,822
Capital contribution – forgiveness of accrued interest	–	–	1,397	–	–	1,397
Net loss	–	–	–	–	(26,905)	(26,905)
Balance, August 31, 2012	67,352,000	67,352	128,495	–	(182,823)	13,024
Net loss	–	–	–	–	(23,666)	(23,666)
Balance, August 31, 2013	67,352,000	67,352	128,495	–	(206,489)	(10,642)

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2013	Year Ended August 31, 2012	April 17, 2002 (Inception) to August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,666)	$(26,905)	$(206,489)
Adjustments to reconcile net loss to cash used by
operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	661	(10,272)	9,769
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,005)	(37,177)	(196,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) shareholders	2,162	(4,000)	3,072
Proceeds from issuance of common stock	–	62,822	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,162	58,822	196,867
NET CHANGE IN CASH	(20,843)	21,645	802
Cash, beginning of period	21,645	–	–
Cash, end of period	$802	$21,645	$802
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

NON-CASH TRANSACTIONS
Contributed capital – forgiveness of accrued interest	$–	$1,397	$1,397
Issuance of common stock for subscription receivable	$–	$–	$12,822

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

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2013, the Company has negative working capital of $10,642 and had incurred losses since inception of $206,489. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. The Company determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts.

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

NOTE 3 - SHAREHOLDER ADVANCE

During the year ended August 31, 2009 Ms. Avila, our former President and former majority shareholder, advanced $4,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest were payable on demand and unsecured. On April 1, 2012 the principal amount of $4,000 was repaid and the interest accrued on the advance of $1,397 was forgiven and recorded as additional paid in capital.

During the year ended August 31, 2013, Mr. Farnsworth, our President and majority shareholder, advanced $2,162 to the Company. The shareholder advances at August 31, 2013 totaled $3,072. There is no written agreement. The advance is interest free and is payable on demand and unsecured.

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

The provision for refundable federal income tax consists of the following:

	August 31, 2013	August 31, 2012
Federal income tax provision (benefit) attributable to:
Current operations	$8,040	$9,100
Less, change in valuation allowance	(8,040)	(9,100)
Net provision (benefit)	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2013	August 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$69,540	$61,500
Less, valuation allowance	(69,540)	(61,500)
Net deferred tax asset	$–	$–

As at August 31, 2013, the Company had an unused net operating loss carryover approximating $206,000 that is available to offset future taxable income expiring beginning in 2022.

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

Based on the foregoing, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that as of and for the year ended August 31, 2013, our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported properly within the time periods specified in the SEC’s rules and forms.

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

Management, including our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended August 31, 2013. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarters ended August 31, 2013.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Nigel Farnsworth	President, Secretary & Director	60	May 3, 2011

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

Involvement in Certain Legal Proceedings

Our sole director who is also our executive officer, principal financial officer and control persons have not been involved in any of the following events during the past ten years:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

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

Item 11. Executive Compensation.

Mr. Nigel Farnsworth received no compensation during the fiscal years ended August 31, 2013 and 2012.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2013 and 2012 to our executive officers and directors. There were no stock options outstanding as at August 31, 2013. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of December 13, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Nigel Farnsworth	21,672,400 common shares	32.18%
Christopher Fagan	5,400,000 common shares	8.02%
Eduardo Avila Castillo	3,510,000 common shares	5.21%
	30,582,400 common shares	45.41%
__________
(1)           Based on 67,352,000 shares outstanding as of December 13, 2013 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 were $6,195.

Audit Related Fees

For the fiscal year ended August 31, 2013, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the fiscal year ended August 31, 2013, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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
______________
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

JETBLACK CORP.

Date: December 13, 2013	By:	/s/ Nigel Farnsworth
Nigel Farnsworth, President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)