Form 10-Q
period 2013-11-30
Jetblack Corp
filed 2014-01-14
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,352,000 common shares issued and outstanding as of January 14, 2014

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to the Financial Statements

Consolidated Balance Sheets at November 30, 2013 (Unaudited) and August 31, 2013	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2013 $	August 31, 2013 $
ASSETS
CURRENT ASSETS

Cash	784	802
Total Current Assets	784	802
Total Assets	784	802

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	13,022	8,372
Shareholder advance	3,072	3,072
Total Current Liabilities	16,094	11,444
Total Liabilities	16,094	11,444

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 shares issued and outstanding	67,352	67,352
Additional paid in capital	128,495	128,495
Deficit accumulated during the development stage	(211,157)	(206,489)

Total Shareholders’ Deficit	(15,310)	(10,642)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	784	802

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30, 2013 $	Three Months Ended November 30, 2012 $	April 17, 2002 (Inception) to November 30, 2013 $

REVENUE	–	–	7,569

COST OF GOODS SOLD	–	–	(1,333)

GROSS PROFIT	–	–	6,236

EXPENSES

Inventory write-down	–	–	1,400
General and administrative	4,668	4,801	215,993
Total Expenses	4,668	4,801	217,393

Loss from Operations	(4,668)	(4,801)	(211,157)

NET LOSS	(4,668)	(4,801)	(211,157)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)	–

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	67,352,000	67,352,000	–
.
See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	April 17, 2002 (Inception) to November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,668)	$(4,801)	$(211,157)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	4,650	(1,951)	14,419
CASH FLOWS USED IN OPERATING ACTIVITIES	(18)	(6,752)	(196,083)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	3,072
Proceeds from issuance of common stock	–	–	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	–	196,867
NET CHANGE IN CASH	(18)	(6,752)	784
Cash, beginning of period	802	21,645	–
Cash, end of period	$784	$14,893	$784

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions
Contributed capital – forgiveness of accrued interest	$–	$–	$1,397

See accompanying notes to the consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Jetblack Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed on December 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2013 as reported in Form 10-K, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $211,157 as of November 30, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Three months ended November 30, 2013 and November 30, 2012

During the three months ended November 30, 2013, we generated no revenue and incurred expenditures of $4,668 and posted losses of $4,668, consistent with the expenditures and losses of $4,801 we posed during the three months ended November 30, 2012.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At November 30, 2013, we had a working deficit of $15,310.

At November 30, 2013, our current and total asset was cash of $784 and our current and total liabilities were $16,094.

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

Going Concern

We have funded our initial operations through the issuance of 67,352,000 shares of capital stock for net proceeds of $193,795 and advance from shareholder of $3,072. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended August 31, 2013, our registered independent auditors included additional comments indicating substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JETBLACK CORP.

Date: January 14, 2014	By:	/s/ Nigel Farnsworth
Nigel Farnsworth
President, Chief Executive Officer, Chief Financial Officer and
Director (Principal Executive Officer and Principal Financial and Accounting Officer)