Form 10-Q
period 2014-02-28
Jetblack Corp
filed 2014-04-18
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,352,000 common shares issued and outstanding as of April 18, 2014

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to the Financial Statements

-	Consolidated Balance Sheets at February 28, 2014 and August 31, 2013 (Unaudited)	3

-	Consolidated Statements of Operations (Unaudited)	4

-	Consolidated Statements of Cash Flows (Unaudited)	5

-	Notes to the Consolidated Financial Statements (Unaudited)	6

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2014 $	August 31, 2013 $

ASSETS

CURRENT ASSETS

Cash	739	802
Total Current Assets	739	802
Total Assets	739	802

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	25,746	8,372
Shareholder advance	3,072	3,072
Total Current Liabilities	28,818	11,444
Total Liabilities	28,818	11,444

SHAREHOLDER’S DEFICIT

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 shares issued and outstanding	67,352	67,352
Additional paid in capital	128,495	128,495
Deficit accumulated during the development stage	(223,926)	(206,489)

Total Shareholders’ Deficit	(28,079)	(10,642)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	739	802

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	April 17, 2002 (Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014
	$	$	$	$	$

REVENUE	–	–	–	–	7,569
COST OF GOODS SOLD	–	–	–	–	(1,333)
GROSS PROFIT	–	–	–	–	6,236

EXPENSES
Inventory write-down	–	–	–	–	1,400
General and administrative	12,769	11,159	17,437	15,960	228,762
Total Expenses	12,769	11,159	17,437	15,960	230,162
Operating Loss	(12,769)	(11,159)	(17,437)	(15,960)	(223,926)
NET LOSS	(12,769)	(11,159)	(17,437)	(15,960)	(223,926)
NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	67,352,000	67,352,000	67,352,000	67,352,000

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended February 28, 2014	Six Months Ended February 28, 2013	April 17, 2002 (Inception) to February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,437)	$(15,960)	$(223,926)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accounts payable and accrued expenses	17,374	8,211	27,143
CASH FLOWS USED BY OPERATING ACTIVITIES	(63)	(7,749)	(196,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	3,072
Proceeds from issuance of common stock	–	–	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	–	196,867
NET CHANGE IN CASH	(63)	(7,749)	739
Cash, beginning of period	802	21,645	–
Cash, end of period	$739	$13,896	$739

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions
Contributed capital – forgiveness of accrued interest	$–	$–	$1,397
Issuance of Common Stock for Subscription Receivable	$–	$–	$12,822

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $223,926 as of February 28, 2014 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUBSEQUENT EVENT

On March 19, 2014 the Company issued a promissory note to the director of the Company for cash proceeds of $40,000 at simple annual interest rate of 10%. The promissory note is unsecured and payable upon demand.

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

Results of Operations

Three months ended February 28, 2014 and 2013

During the three months ended February 28, 2014, we generated no revenue and incurred expenditures of $12,769 and posted losses of $12,769. During the three months ended February 28, 2013, we generated no revenue and incurred expenditures of $11,159 and posted losses of $11,159. The increase was due to increase in accounting and audit fees in 2014.

Six months ended February 28, 2014 and 2013

During the six months ended February 29, 2014, we generated no revenue and incurred expenditures of $17,437 and posted losses of $17,437. During the six months ended February 28, 2013, we generated no revenue and incurred expenditures of $15,960 and posted losses of $15,960. The increase was due to increase in filing, accounting and audit fees in 2014.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At February 28, 2014, we had a working deficit of $28,079.

At February 28, 2014, our current and total asset was cash of $739 and our current and total liabilities were $28,818.

On March 19, 2014 the Company issued a promissory note to the director of the Company for cash proceeds of $40,000 at simple annual interest rate of 10%. The promissory note is unsecured and payable upon demand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits.

d) Exhibits

Exhibit No.	Document Description

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

99.1*	Form of Promissory Note

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
*	Filed herewith

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

JETBLACK CORP.

Date: April 18, 2014	By:	/s/ Nigel Farnsworth
Nigel Farnsworth
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)