Form 10-Q
period 2014-05-31
Jetblack Corp
filed 2014-07-21
CIK 1213106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,352,000 common shares issued and outstanding as of July 21, 2014

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2014 $	August 31, 2013 $
ASSETS

CURRENT ASSETS

Cash	12,374	802

Total Current Assets	12,374	802

Total Assets	12,374	802

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	3,585	8,372
Shareholder advance	3,072	3,072
Promissory note and accrued interest – related party	40,800	-

Total Current Liabilities	47,457	11,444

Total Liabilities	47,457	11,444

SHAREHOLDER’S DEFICIT

Common stock, $.001 par value, 1,350,000,000 shares authorized, 67,352,000 shares issued and outstanding	67,352	67,352
Additional paid in capital	128,495	128,495
Deficit accumulated during the development stage	(230,930)	(206,489)

Total Shareholders’ Deficit	(35,083)	(10,642)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	12,374	802

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	April 17, 2002 (Inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013	2014
	$	$	$	$	$

REVENUE	–	–	–	–	7,569
COST OF GOODS SOLD	–	–	–	–	(1,333)
GROSS PROFIT	–	–	–	–	6,236

EXPENSES
Inventory write-down	–	–	–	–	1,400
General and administrative	6,204	5,324	23,641	21,284	234,966
Total Expenses	6,204	5,324	23,641	21,284	236,366
Loss from Operations	(6,204)	(5,324)	(23,641)	(21,284)	(230,130)

OTHER EXPENSES
Interest expense	(800)	–	(800)	–	(800)
NET LOSS	(7,004)	(5,324)	(24,441)	(21,284)	(230,930)
NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	67,352,000	67,352,000	67,352,000	67,352,000

See accompanying notes to consolidated financial statements.

JETBLACK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31, 2014	Nine Months Ended May 31, 2013	April 17, 2002 (Inception) to May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,441)	$(21,284)	$(230,930)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	–	–	655
Impairment	–	–	1,800
Change in current assets and liabilities
Inventory	–	–	(1,800)
Accrued interest – related party	800		800
Accounts payable and accrued expenses	(4,787)	471	4,982
CASH FLOWS USED BY OPERATING ACTIVITIES	(28,428)	(20,813)	(224,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	–	–	3,072
Proceeds from promissory note – related party	40,000	–	40,000
Proceeds from issuance of common stock	–	–	193,795
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	40,000	–	236,867
NET CHANGE IN CASH	11,572	(20,813)	12,374
Cash, beginning of period	802	21,645	–
Cash, end of period	$12,374	$832	$12,374

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions
Contributed capital – forgiveness of accrued interest	$–	$–	$1,397
Issuance of Common Stock for Subscription Receivable	$–	$–	$12,822

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $230,930 as of May 31, 2014 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – PROMISSORY NOTE – RELATED PARTY

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

Results of Operations

Three months ended May 31, 2014 and 2013

During the three months ended May 31, 2014, we generated no revenue and incurred operating expenditures of $6,204, interest expense of $800 on the new promissory note issued to the director of the Company, and posted net loss of $7,004. During the three months ended May 31, 2013, we generated no revenue and incurred expenditures of $5,324, recorded no interest expense and posted net loss of $5,324. The increase in operating expenses was due to increase in accounting and audit fees in 2014.

Nine months ended May 31, 2014 and 2013

During the nine months ended May 31, 2014, we generated no revenue and incurred expenditures of $23,641, accrued interest expense of $800 on the new promissory note issued to the director of the Company, and posted net loss of $24,441. During the nine months ended May 31, 2013, we generated no revenue and incurred expenditures of $21,284 and posted net losses of $21,284. The increase in operating expenses was due to increase in filing, accounting and audit fees in 2014.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At May 31, 2014, we had a working deficit of $35,083.

At May 31, 2014, our current and total asset was cash of $12,374 and our current and total liabilities were $47,457.

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

Going Concern

We have funded our initial operations through the issuance of 67,352,000 shares of capital stock for net proceeds of $193,795, promissory note from the director of $40,000 and advance from director of $3,072. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In their report on our financial statements for the fiscal year ended August 31, 2013, our registered independent auditors included a substantial doubt about our ability to continue as a going concern. Our financial statements contain note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to continue to seek financing on favorable terms; however, there is no assurance that such financing can be obtained on favorable terms. If we are unable to generate sufficient revenue or obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

d) Exhibits

Exhibit No.	Document Description
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLACK CORP.

Date: July 21, 2014	By:	/s/ Nigel Farnsworth
	Name:	Nigel Farnsworth
	Title:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)